Form 10-Q
period 2021-09-30
Chain Bridge I
filed 2021-12-21
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

CHAIN BRIDGE I
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41047	95-1578955
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

100 El Camino Real, Ground Suite Burlingame, California	94010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, and one-half of one redeemable Warrant to acquire one Class A ordinary share	CBRGU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CBRG	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CBRGW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 20, 2021, there are 23,000,000 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

	Condensed Interim Balance Sheet as of September 30, 2021	1

	Condensed Interim Statements of Operations for the three months ended September 30, 2021 and for the period from January 21, 2021(inception) through September 30, 2021	2

	Condensed Interim Statements of Changes in Shareholder’s Equity for the period from January 21, 2021 (inception) through September 30, 2021	3

	Condensed Interim Statement of Cash Flows for the period from January 21, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Interim Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM BALANCE SHEET

September 30, 2021
(unaudited)
Assets
Current assets:
Cash	$3,910
Total current assets	3,910
Deferred offering costs associated with proposed public offering	626,390
Total Assets	$630,300

Liabilities and Shareholder’s Deficit
Current liabilities:
Accounts payable	$385,654
Accrued expenses	66,000
Notes Payable - related party	222,493
Total current liabilities	674,147

Commitments and Contingencies (Note 5)

Shareholder’s Deficit:

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)(2)	575
Additional paid-in capital	24,425
Accumulated deficit	(68,847)
Total shareholder’s deficit	(43,847)
Total Liabilities and Shareholder’s Deficit	$630,300

(1) This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On November 15, 2021, the underwriters exercised their over-allotment option in full; thus, these shares would no longer be subject to forfeiture.
(2) On October 1, 2021, the Sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B ordinary shares, in each case, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000.All shares and associated amounts have been retroactively restated to reflect the share forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

CONDENSED STATEMENTS OF OPERATIONS

	Unaudited
		For the period from January
	For The Three Months Ended	21, 2021 (inception) through
	September 30, 2021	September 30, 2021
General and administrative expenses	$36,934	$68,847
Net loss	$(36,934)	$(68,847)

Weighted average ordinary shares outstanding, basic and diluted (1)(2)	5,000,000	5,000,000

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

(1) This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On November 15, 2021, the underwriters exercised their over-allotment option in full; thus,these shares would no longer be subject to forfeiture.

(2) On October 1, 2021, the Sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B ordinary shares, in each case, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 21,2021 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,609)	(10,609)
Balance - March 31,2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(10,609)	$14,391
Net loss	—	—	—	—	—	(21,304)	(21,304)
Balance - June 30,2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(31,913)	$(6,913)
Net loss	—	—	—	—	—	(36,934)	(36,934)
Balance - September 30,2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(68,847)	$(43,847)

(1) This number includes up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On November 15, 2021, the underwriters exercised their over-allotment option in full; thus, these shares would no longer be subject to forfeiture.

(2) On October 1, 2021, the Sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B ordinary shares, in each case, for no consideration, resulting in a decrease in the total number of Class B ordinary shares outstanding from 8,625,000 to 5,750,000. All shares and associated amounts have been retroactively restated to reflect the share forfeiture (Note 5).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

CONDENSED STATEMENT OF CASH FLOWS

Unaudited
For the period from January
21, 2021 (inception) through
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(68,847)
Adjustment to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	14,103
Changes in operating assets and liabilities:
Prepaid expenses	18,450
Accounts payable	54
Accrued expenses	36,000
Net cash used in operating activities	(240)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	4,150
Net cash provided by financing activities	4,150

Net change in cash	3,910

Cash — beginning of the period	—
Cash — ending of the period	$3,910

Supplemental schedule of noncash financing activities:
Prepaid expenses and deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,850
Deferred offering costs included in accounts payable	$385,600
Deferred offering costs included in accrued expenses	$30,000
Deferred offering costs paid by related party under promissory note	$208,390

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Chain Bridge I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on partnering with a technology company that will advance U.S. national security and intelligence interests.

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Chain Bridge Group, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 9, 2021. On November 15, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”),  at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor and CB Co-Investment LLC (“CB Co-Investment”), generating proceeds of approximately $10.6 million (Note 4).

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.2 million at no interest (the “CB Co-Investment Loan”). The CB Co-Investment Loan shall be repaid upon the closing of the Company’s initial Business Combination or converted into Private Placement Warrants, at a conversion price of $1.00 per warrant, at CB Co-Investment’s discretion, provided that any such conversion may not occur until after January 8, 2022.

Upon the closing of the Initial Public Offering, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, certain of the proceeds of the Private Placement and the proceeds from the convertible promissory note issued to CB Co-Investment, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants and the proceeds from the promissory note issued to CB Co-Investment, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the trust account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partner business or otherwise acquires a controlling interest in the partner business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The Company expects that the pro rata redemption price to be $10.20 per share (such amount may be increased by $0.10 per Public Share for each three-month extension of the time to consummate the initial Business Combination, as described below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”), and the executive officers and directors of the Company, agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company will have 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor and/or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $0.10 per Public Share, or $2.0 million in the aggregate (or $2.3 million in the aggregate if the underwriters’ over-allotment option is exercised in full), for each of the available three-month extensions, for a total payment of up to $4.0 million, or up to $4.6 million if the underwriters’ over-allotment option is exercised in full ($0.20 per Public Share in either case). Any such payments would be made in the form of non-interest bearing loans. The Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

The Company’s Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering (or within up to 24 months if the Company extends the period of time) or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 18 months, or May 15, 2023, (or within up to 24 months if the Company extends the period of time) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less taxes payable and up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective partner business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $4,000 in its operating bank account and working capital deficit of approximately $670,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from related party of approximately $222,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 21, 2021 (inception) through September 30 and three months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2021 and November 19, 2021, respectively.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the interim statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares at September 30, 2021 were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim financial statements.

Note 3 — Initial Public Offering

On November 15, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities.

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 — Related Party Transactions

Founder Shares

On February 3, 2021, the Sponsor and CB Co-Investment paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of an aggregate of 8,625,000 Class B ordinary shares (the “Founder Shares”). The Sponsor purchased 7,195,714 of the Founder Shares and CB Co-Investment purchased 1,429,236 of the Founder Shares. On April 9, 2021, CB Co-

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Investment transferred 28,571 Founder Shares to the Sponsor at their original purchase price. On October 1, 2021, the Sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Founder Shares, in each case, for no consideration.

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding, respectively. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of November 15, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The Sponsor and CB Co-Investment agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture.

The Initial Shareholders, and the executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,550,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to the Sponsor and CB Co-Investment, generating proceeds of approximately $10.6 million.

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

Promissory Note to Sponsor

On February 1, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

closing of the Initial Public Offering. As of November 15, 2021, the Company borrowed approximately $244,000 under the Note. The Company fully repaid this amount on November 17, 2021.

Convertible Note to CB Co-Investment

Upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.2 million to deposit in Trust Account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such promissory note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant, provided that any such conversion may not occur until after January 8, 2022.

Extension Loans

If the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months from the closing of this offering, the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), as described in Note 1. In connection with such extension, the Sponsor or its affiliates or designees may loan the Company the required funds to deposit into the Trust Account each time of $0.10 per Public Share, for an aggregate of $2.0 million (or $2.3 million if the underwriters exercise their over-allotment option in full). Any such payments would be made in the form of a loan (the “Extension Loans”). The loans will be non-interest bearing and payable upon the consummation of the initial Business Combination.

The Company will have up to 18 months from the closing of this offering (or within up to 24 months if we extend the period of time) to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate its initial business combination within 18 months (or within up to 24 months), the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the Sponsor and/or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,000,000, or $2,300,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), for each of the available three-month extensions, for a total payment of up to $4,000,000, or up to $4,600,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per unit in either case). Any such payments would be made in the form of non-interest bearing loans (the “Extension Loans”). If the Company completes the initial Business Combination, at the option of the lender, any such Extension Loans may be converted into warrants of the post-business combination company at a price of $1.00 per warrant.

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Convertible Note, the Extension Loans and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or,at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Except for the foregoing, the terms of such Extension Loans and Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of November 15, 2021, the Company had no borrowings under the Extension Loans and Working Capital Loans.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company agreed to pay the Sponsor $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out- of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

Note 5 — Commitments and Contingencies

Registration Rights and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants, the Forward Purchase Securities and warrants that may be issued upon conversion of the Convertible Note, the Extension Loans and the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of such loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised their over-allotment option in full on November 15, 2021.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering.

Note 6 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Founder Shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and any Forward Purchase Securities and any Private Placement Warrants issued to the Sponsor or CB Co-Investment, members of the Company’s founding team or any of their affiliates upon conversion of the Convertible Note, the Extension Loans and Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 7 — Derivative Warrant Liabilities

As of September 30, 2021, there were no warrants outstanding. In connection with the Initial Public Offering, the Company has 11,500,000 and 10,550,000 Public Warrants and Private Placement Warrants outstanding, respectively.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to Franklin, the initial shareholders or their affiliates, without taking into account any founder shares held by the initial shareholders or such affiliates, as applicable, or any forward

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

purchase securities held by Franklin, prior to such issuance including any transfer or reissuance of such shares) (the “Newly Issued Price”),(y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “— Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, CB Co-Investment or their respective permitted transferees and (iii) the Sponsor or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED FINANCIAL STATEMENTS

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed interim financial statements were issued. Based upon this review, except as noted above regarding the initial public offering and related transactions, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the interim financial statements.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement with certain institutional accredited investors (“Forward Purchasers”) that will provide for the aggregate purchase of 4,000,000 Class A ordinary shares at $10.00 per Class A ordinary shares, plus 2,000,000 forward purchase warrants, for an aggregate purchase price of $40,000,000. The Forward Purchasers' commitments under the forward purchase agreement are subject to certain conditions described in the forward purchase agreement. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by Public Shareholders. The Forward Purchasers will not receive any Founder Shares or warrants as part of the forward purchase agreement. The forward purchase shares will be identical to the Class A ordinary shares included in the Units being sold in the Initial Public Offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Chain Bridge I,” “our,” “us” or “we” refer to Chain Bridge I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating a Business Combination, we intend to focus on partnering with a technology company that will advance U.S. national security and intelligence interests.

As of September 30, 2021, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (“Initial Public Offering”), which is described below. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

Our sponsor is Chain Bridge Group, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on November 9, 2021. On November 15, 2021, we consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor and CB Co-Investment LLC (“CB Co- Investment”), generating proceeds of approximately $10.6 million (Note 4).

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1.2 million at no interest (the “CB Co-Investment Loan”). The CB Co-Investment Loan shall be repaid upon the closing of our initial Business Combination or converted into Private Placement Warrants, at a conversion price of $1.00 per warrant, at CB Co-Investment’s discretion, provided that any such conversion may not occur until after January 8, 2022.

Upon the closing of the Initial Public Offering, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, certain of the proceeds of the Private Placement and the proceeds from the convertible promissory note issued to

CB Co-Investment, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $4,000 and working capital deficit of approximately $670,000.

Our liquidity needs up to September 30, 2021 had been satisfied through the cash receipt of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and loan from the related party of approximately $222,000 under the Note (as defined in Note 4). The Company repaid the Note in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of approximately $37,000, which consisted of approximately $37,000 in general and administrative expenses.

For the period from January 21, 2021 (inception) through September 30, 2021, we had a net loss of approximately $69,000, which consisted of approximately $69,000 in general and administrative expenses.

Contractual Obligations

Registration Rights and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), as well as the Forward Purchasers and their permitted transferees, were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering.

Critical Accounting Policies

Deferred Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 340-10-S99-1. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Initial Public Offering are charged to shareholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares at September 30, 2021 were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 9, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 15, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 10,550,000 private placement warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor and CB Co- Investment LLC (“CB Co-Investment”), generating proceeds of approximately $10.6 million.

Upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1.2 million to deposit in the Trust Account (as defined below), in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant, provided that any such conversion may not occur until after January 8, 2022.

On February 1, 2021, the Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of November 15, 2021, the Company borrowed approximately $244,000 under the Note. The Company fully repaid this amount on November 17, 2021.

Upon the closing of the Initial Public Offering, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, certain of the proceeds of the Private Placement and the proceeds from the convertible promissory note issued to CB Co-Investment, was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii)the distribution of the Trust Account as described below.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits.

Exhibit Number	Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of December, 2021.

Chain Bridge I

By:	/s/ Michael Rolnick
Name:	Michael Rolnick
Title:	Chief Executive Officer