Form 10-Q
period 2022-03-31
Chain Bridge I
filed 2022-05-10
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41047

CHAIN BRIDGE I
(Exact name of registrant as specified in its charter)

Cayman Islands	95-1578955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

, California
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

As of May 9, 2022, there are 4,375,544 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 18,624,456 Class A ordinary shares, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Interim Statements of Operations for the three months ended March 31, 2022 and for the period from January 21, 2021(inception) through March 31, 2021	2

	Unaudited Condensed Interim Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021	3

	Unaudited Condensed Interim Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021	4

	Notes to Unaudited Condensed Interim Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$586,710	$740,639
Prepaid expenses	688,452	826,171
Total current assets	1,275,162	1,566,810
Investments held in Trust Account	234,697,537	234,618,998
Total Assets	$235,972,699	$236,185,808

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$70,911	$—
Accrued expenses	139,679	116,306
Total current liabilities	210,590	116,306
Convertible note - related party	1,057,764	1,053,556
Derivative liabilities	8,717,450	11,500,980
Deferred legal fees	267,420	267,420
Total Liabilities	10,253,224	12,938,262

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares at redemption value of $10.20 per share	234,600,000	234,600,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,881,100)	(11,353,029)
Total shareholders’ deficit	(8,880,525)	(11,352,454)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,972,699	$236,185,808

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

		For the period
		from January 21,
	For the three months Ended	2021 (inception) through
	March 31, 2022	March 31, 2021
General and administrative expenses	$325,932	$13,233
General and administrative expenses - related party	60,000	—
Loss from operations	(385,932)	(13,233)
Other income (expenses):
Change in fair value of derivative liabilities	2,783,530	—
Change in fair value of convertible note – related party	(4,208)	—
Income from investments held in Trust Account	78,539	—
Net income (loss)	$2,471,929	$(13,233)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.09	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	4,071,429
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.09	$(0.00)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	5,750,000	$575	$—	$(11,353,029)	$(11,352,454)
Net income	—	—	—	—	—	2,471,929	2,471,929
Balance — March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(8,881,100)	$(8,880,525)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 21,2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(13,233)	(13,233)
Balance - March 31,2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(13,233)	$11,767

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

		For the period
	For the three	from January 21,
	months ended	2021 (inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,471,929	$(13,233)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by initial shareholders in exchange for issuance of Founder Shares	—	5,850
General and administrative expenses paid by related party under note payable	—	7,323
Change in fair value of derivative liabilities	(2,783,530)	—
Change in fair value of convertible note - related party	4,208	—
Income from investments held in Trust Account	(78,539)	—
Changes in operating assets and liabilities:
Prepaid expenses	137,719	—
Accounts payable	70,911	—
Accrued expenses	23,373	—
Net cash used in operating activities	(153,929)	(60)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	—	4,150
Net cash provided by financing activities	—	4,150

Net change in cash	(153,929)	4,090

Cash — beginning of the period	740,639	—
Cash — end of the period	$586,710	$4,090

Supplemental disclosure of noncash financing activities:
Prepaid expenses and deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,850
Deferred offering costs included in accounts payable	$—	$12,000
Deferred offering costs included in accrued expenses	$—	$207,423
Deferred offering costs paid by related party under promissory note	$—	$109,890

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The Company expects the pro rata redemption price to be $10.20 per share (such amount may be increased by $0.10 per Public Share for each three-month extension of the time to consummate the initial Business Combination, as described below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”), and the executive officers and directors of the Company, agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed interim financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $587,000 in its operating bank account and working capital of approximately $1,065,000.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 18, 2022.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of the financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants to be issued in connection with this offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of March 31, 2022, the fair value of the Forward Purchase Securities and the Private Placement Warrants are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 23,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

As of March 31, 2022, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For the period from January 21, 2021
	For the three months ended March 31,2022 (Unaudited)		(inception) through March 31, 2021 (Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,977,543	$494,386	$—	$(13,233)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	4,071,429

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$—	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed interim financial statements.

Note 3 — Initial Public Offering

On November 15, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 — Private Placement Warrants

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

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company will have up to 18 months from the closing of this offering (or within up to 24 months if we extend the period of time) to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate its initial business combination within 18 months (or within up to 24 months), the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the Sponsor and/or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,300,000 ($0.10 per unit in either case), for each of the available three-month extensions, for a total payment of up to $4,600,000 ($0.20 per unit in either case). Any such payments would be made in the form of non-interest bearing loans (the “Extension Loans”). If the Company completes the initial Business Combination, at the option of the lender, any such Extension Loans may be converted into warrants of the post-business combination company at a price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Convertible Note, the Extension Loans and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Except for the foregoing, the terms of such Extension Loans and Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million in the aggregate. As a result, the underwriters will not be entitled to such fee unless the Company consummates its initial Business Combination. As of March 31, 2022, the Company determined that a Business Combination is not considered probable.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 8 —Warrants

As of March 31, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 10,550,000  Private Placement Warrants outstanding.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $18.00. Once warrants become exercisable, the Company may redeem the outstanding warrants for cash:

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The “fair value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$234,696,571	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,057,764
Derivative liabilities- Public Warrants	$4,140,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$3,798,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$779,450

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$234,618,654	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,053,556
Derivative liabilities- Public Warrants	$5,806,420	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$—	$5,301,100
Derivative liabilities - Forward Purchase Agreement	$—	$—	$393,460
(1)	Excludes $966 of cash balance held within the Trust Account
(2)	Excludes $344 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2022.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of March 31, 2022 and December 31, 2021, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using a Black-Scholes model. As of December 31, 2021, the fair value of the Private Placement Warrants were measured using the Monte Carlo simulation due to the lack of trading volume of Public Warrants. As of March 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at March 31, 2022 and December 31, 2021 measurement date:

March 31, 2022 (unaudited)

	Forward Purchase
	Agreements	Convertible Note
Exercise price	$10.00	$1.00
Stock price	$9.94	$0.36
Term (years)	0.63	0.63
Volatility	—	57.8%
Risk-free rate	1.20%	1.20%
Dividend yield	0.0%	0.0%

December 31, 2021

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$9.82	$9.85	$0.50
Term (years)	5.88	0.87	0.87
Volatility	8.6%	—	65.5%
Risk-free rate	1.33%	34.00%	34.00%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the three months ended March 31, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021	$5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Change in fair value of derivative liabilities	385,990
Derivative liabilities at March 31, 2022 (unaudited)	$779,450

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the three months ended March 31, 2022, is summarized as follows:

Convertible note - related party at December 31, 2021	$1,053,556
Change in fair value of convertible note - related party	4,208
Convertible note - related party at March 31, 2022 (unaudited)	$1,057,764

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Chain Bridge I,” “our,” “us” or “we” refer to Chain Bridge I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks uncertainties and assumptions about us that may cause our actual result levels of activity performance or achievements to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2022, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to our formation, the Initial Public Offering, which is described below and, subsequent to the Initial Public Offering, the search for a prospective business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

At March 31, 2022, we had cash of approximately $587,000 and working capital of approximately $1,065,000.

Our liquidity needs up to March 31, 2022 had been satisfied through the cash receipt of $25,000 from the sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, and loan from the related party of approximately $244,000 under the Note (as defined herein). The Company repaid the Note in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the trust account. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loan.

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

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed interim financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had a net income of approximately $2.5 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $2.8 million, and investment income on the trust account of approximately $79,000, partially offset by general and administrative expenses of approximately $326,000, general and administrative expenses to related party of $60,000, and net loss from the change in fair value of convertible note to related party of approximately $4,000.

For the period from January 21, 2021 (inception) through March 31, 2021, we had a net loss of approximately $13,000 consisting of general and administrative expenses.

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

Critical Accounting Policies

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants to be issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the units and the 10,550,000 private placement warrants) and the 4,000,000 forward purchase securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the forward purchase securities, warrants and the private placement warrants were initially measured using a Monte Carlo simulation. The fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of March 31, 2022, the fair value of the forward purchase securities and the private placement warrants are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the closing of the Initial Public Offering, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed  balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed interim financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.      Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.      Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 18, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

32.1*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2022.

Chain Bridge I

By:	/s/ Michael Rolnick
Name:	Michael Rolnick
Title:	Chief Executive Officer