Form 10-Q
period 2022-09-30
Chain Bridge I
filed 2022-11-14
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there are 23,000,000 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 23,000,000 Class A ordinary shares, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1

	Unaudited Condensed Interim Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Interim Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Interim Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 21, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Interim Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$46,692	$740,639
Prepaid expenses	553,396	826,171
Total current assets	600,088	1,566,810
Investments held in Trust Account	235,887,011	234,618,998
Total Assets	$236,487,099	$236,185,808

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,348	$—
Accrued expenses	75,000	116,306
Total current liabilities	76,348	116,306
Convertible note - related party	1,019,787	1,053,556
Derivative liabilities	3,520,115	11,500,980
Deferred legal fees	267,420	267,420
Total Liabilities	4,883,670	12,938,262

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares at redemption value of $10.252 and 10.200 per share, respectively	235,787,011	234,600,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(4,184,157)	(11,353,029)
Total shareholders’ deficit	(4,183,582)	(11,352,454)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,487,099	$236,185,808

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

				For the period
			For the nine	from January 21,
	For the three months ended September 30,		months ended	2021 (inception) through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$164,816	$36,934	$716,764	$68,847
General and administrative expenses - related party	90,000	—	210,000	—
Loss from operations	(254,816)	(36,934)	(926,764)	(68,847)
Other income (expenses):
Change in fair value of derivative liabilities	2,102,884	—	7,980,865	—
Change in fair value of convertible note – related party	(7,979)	—	33,769	—
Income from investments held in Trust Account	903,549	—	1,268,013	—
Net income (loss)	$2,743,638	$(36,934)	$8,355,883	$(68,847)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.10	$—	$0.29	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.01)	$0.29	$(0.01)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(11,353,029)	$(11,352,454)
Net income	—	—	—	—	—	2,471,929	2,471,929
Balance -March 31, 2022 (unaudited)	—	—	5,750,000	575	—	(8,881,100)	(8,880,525)
Net income	—	—	—	—	—	3,140,316	3,140,316
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(283,462)	(283,462)
Balance - June 30, 2022 (unaudited)	—	—	5,750,000	575	—	(6,024,246)	(6,023,671)
Net income	—	—	—	—	—	2,743,638	2,743,638
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(903,549)	(903,549)
Balance - September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(4,184,157)	$(4,183,582)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(10,609)	(10,609)
Balance -March 31, 2021 (unaudited)	—	—	5,750,000	575	24,425	(10,609)	14,391
Net loss	—	—	—	—	—	(21,304)	(21,304)
Balance -June 30,2021 (unaudited)	—	—	5,750,000	575	24,425	(31,913)	(6,913)
Net loss	—	—	—	—	—	(36,934)	(36,934)
Balance - September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(68,847)	$(43,847)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

		For the period
	For the nine	from January 21,
	months ended	2021 (inception) through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$8,355,883	$(68,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	14,103
Change in fair value of derivative liabilities	(7,980,865)	—
Change in fair value of convertible note - related party	(33,769)	—
Income from investments held in Trust Account	(1,268,013)	—
Changes in operating assets and liabilities:
Prepaid expenses	272,775	18,450
Accounts payable	1,348	54
Accrued expenses	(41,306)	36,000
Net cash used in operating activities	(693,947)	(240)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	—	4,150
Net cash provided by financing activities	—	4,150

Net change in cash	(693,947)	3,910

Cash — beginning of the period	740,639	—
Cash — end of the period	$46,692	$3,910

Supplemental disclosure of noncash financing activities:
Prepaid expenses and deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$20,850
Deferred offering costs included in accounts payable	$—	$385,600
Deferred offering costs included in accrued expenses	$—	$30,000
Deferred offering costs paid by related party under promissory note	$—	$208,390
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$1,187,011	$—

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.2 million at no interest (the “CB Co-Investment Loan”). The CB Co-Investment Loan shall be repaid upon the closing of the Company’s initial Business Combination or converted into Private Placement Warrants, at a conversion price of $1.00 per warrant, at CB Co-Investment’s discretion.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had approximately $47,000 in its operating bank account and working capital of approximately $524,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account, and the issuance of the Convertible Notes.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 18, 2022.

Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of income and expenses during the reporting period. Making estimates require management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

The 22,050,000 warrants issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of September 30, 2022, the fair value of the Forward Purchase Securities and the Private Placement Warrants are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

As of September 30, 2022, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(8,740,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,469,344)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	18,809,344
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	283,462
Class A ordinary shares subject to possible redemption, June 30, 2022	234,883,462
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	903,549
Class A ordinary shares subject to possible redemption, September 30, 2022	$235,787,011

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,194,910	$548,727	$—	$(36,934)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$—	$(0.01)

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

	For the nine months ended		For the period from January 21, 2021
	September 30, 2022		(inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,684,706	$1,671,177	$—	$(68,847)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.29	$0.29	$—	$(0.01)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed interim financial statements.

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

Convertible Note to CB Co-Investment

Upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.2 million to deposit in Trust Account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such promissory note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Extension Loans

The Company will have up to 18 months from the closing of the Initial Public Offering (or within up to 24 months if we extend the period of time) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months (or within up to 24 months), the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the Sponsor and/or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $2,300,000 ($0.10 per Unit in either case), for each of the available three-month extensions, for a total payment of up to $4,600,000 ($0.20 per Unit in either case). Any such payments would be made in the form of non-interest bearing loans (the “Extension Loans”). If the Company completes the initial Business Combination, at the option of the lender, any such Extension Loans may be converted into warrants of the post-business combination company at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Extension Loans.

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

Except for the foregoing, the terms of such Extension Loans and Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay the Sponsor $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation.

In addition, the Sponsor, officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had no outstanding balance payable to a related party.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million in the aggregate. As a result, the underwriters will not be entitled to such fee unless the Company consummates its initial Business Combination. As of September 30, 2022, the Company determined that a Business Combination is not considered probable.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 8 —Warrants

As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Redemption of warrant when the price per share of Class A ordinary shares equals or exceeds $18.00. Once warrants become exercisable, the Company may redeem the outstanding warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$235,886,696	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,019,787
Derivative liabilities- Public Warrants	$1,610,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$1,477,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$433,115

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$234,618,654	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,053,556
Derivative liabilities- Public Warrants	$5,806,420	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$—	$5,301,100
Derivative liabilities - Forward Purchase Agreement	$—	$—	$393,460
(1)	Excludes $315 of cash balance held within the Trust Account
(2)	Excludes $344 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the nine months ended September 30, 2022.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of September 30, 2022 and December 31, 2021, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using a Black-Scholes model. As of December 31, 2021, the fair value of the Private Placement Warrants were measured using the Monte Carlo simulation due to the lack of trading volume of Public Warrants. As of September 30, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at September 30, 2022 and December 31, 2021 measurement date:

September 30, 2022 (unaudited)

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.09	$10.30	$0.14
Term (years)	5.55	0.54	0.54
Volatility	6.0%	—	43%
Risk-free rate	3.96%	3.86%	3.86%
Dividend yield	0.0%	0.0%	0.0%

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2021

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$9.82	$9.85	$0.50
Term (years)	5.88	0.87	0.87
Volatility	8.6%	—	65.5%
Risk-free rate	1.33%	0.34%	0.34%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the nine months ended September 30, 2022, is summarized as follows:

Derivative liabilities at December 31, 2021	$5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Change in fair value of derivative warrant liabilities	385,990
Derivative liabilities at March 31, 2022 (unaudited)	779,450
Change in fair value of derivative warrant liabilities	(7,451)
Derivative liabilities at June 30, 2022 (unaudited)	771,999
Change in fair value of derivative warrant liabilities	(338,884)
Derivative liabilities at September 30, 2022 (unaudited)	$433,115

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the nine months ended September 30, 2022, is summarized as follows:

Convertible note - related party at December 31, 2021	$1,053,556
Change in fair value of convertible note - related party	4,208
Convertible note - related party at March 31, 2022 (unaudited)	1,057,764
Change in fair value of convertible note - related party	(45,956)
Convertible note - related party at June 30, 2022 (unaudited)	1,011,808
Change in fair value of convertible note - related party	7,979
Convertible note - related party at September 30, 2022 (unaudited)	$1,019,787

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed interim financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (the “Business Combination”). Although we are not limited to a particular industry or geographic region for purposes of consummating an initial Business Combination, we intend to focus on partnering with a technology company that will advance U.S. national security and intelligence interests.

As of September 30, 2022, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2022 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

Our sponsor is Chain Bridge Group, a Cayman Islands exempted limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on November 9, 2021. On November 15, 2021, we consummated our Initial Public Offering of 23,000,000 units (the “Units”), including 3,000,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities.

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

Upon the closing of the Initial Public Offering, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, certain of the proceeds of the Private Placement and the proceeds from the convertible promissory note issued to CB Co-Investment, was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described in the condensed interim financial statements.

Liquidity and Capital Resources

At September 30, 2022, we had cash of approximately $47,000 and working capital of approximately $524,000.

Our liquidity needs up to September 30, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, and loan from the related party of approximately $244,000 under the Note (as defined herein). The Company repaid the Note in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had a net income of approximately $2.7 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $2.1 million, and investment income on the Trust Account of approximately $903,000, partially offset by general and administrative expenses of approximately $165,000, general and administrative expenses to related party of $90,000, and net loss from the change in fair value of convertible note to related party of approximately $8,000.

For the three months ended September 30, 2021, we had a net loss of approximately $37,000, which consisted of approximately $37,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had a net income of approximately $8.4 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $8 million, investment income on the Trust Account of approximately $1.3 million, and net gain from the change in fair value of convertible note to related party of approximately $34,000. partially offset by general and administrative expenses of approximately $717,000, and general and administrative expenses to related party of $210,000.

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

The 22,050,000 warrants issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of September 30, 2022, the fair value of the Forward Purchase Securities and the Private Placement Warrants are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 21, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed interim financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 18, 2022 and our Quarterly Report on Form 10-Q filed with the SEC on August 2, 2022. You should review the risk factor below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

How are the funds in the trust account currently being held?

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our Initial Public Offering, should our Company continue to exist to such date, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

Chain Bridge I

By:	/s/ Michael Rolnick
Name:	Michael Rolnick
Title:	Chief Executive Officer

By:	/s/ Roger Lazarus
Name:	Roger Lazarus
Title:	Chief Financial Officer