Form 10-K
period 2022-12-31
Chain Bridge I
filed 2023-03-17
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-41047

Chain Bridge I
(Exact name of registrant as specified in its charter)

Cayman Islands	95-1578955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

330 Primrose Road, Suite 500 Burlingame, California	94010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 656-4257

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant to acquire one Class A ordinary share	CBRGU	The Nasdaq Global Market

Class A ordinary shares, par value $0.0001 per share	CBRG	The Nasdaq Global Market

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CBRGW	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Based on the closing price of $10.12 per share on June 30, 2022, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was $232,760,000.

As of March 17, 2023, there were 23,000,000 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 23,000,000 Class A ordinary shares, 5,750,000 Class B ordinary shares, par value $0.0001 per share, and 22,050,000 warrants of the company issued and outstanding.

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

Overview

We are a blank check company incorporated on January 21, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We seek to advance the innovation economy by offering an alternate path to the public markets and partner with founders, operators and entrepreneurs to build a successful public company. To date, our efforts have been limited to organizational activities as well as activities related to the Initial Public Offering. Since the Initial Public Offering in November 2022, we have held introductory conversations with a number of companies. No conversation has yet progressed to the point of considering a transaction. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On February 3, 2021, the sponsor and CB Co-Investment paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of an aggregate of 8,625,000 Class B ordinary shares. The sponsor purchased 7,195,714 of the founder shares and CB Co-Investment purchased 1,429,286 of the founder shares. On April 9, 2021, CB Co-Investment transferred 28,571 founder shares to the sponsor at their original purchase price. On October 1, 2021, the sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 founder shares, in each case, for no consideration. On November 9, 2021, the sponsor transferred an aggregate of 156,000 founder shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the sponsor owns 4,660,190 founder shares and CB Co-Investment owns 933,810 founder shares. On October 13, 2022, the sponsor exercised its right to repurchase 12,500 Class B ordinary shares from Nathaniel Fick for an aggregate purchase price of $54.35, due to his resignation from the board of directors of the Company, effective as of August 1, 2022, pursuant to that certain Share Transfer Agreement, among the Company, the sponsor and Nathaniel Fick, dated November 9, 2021.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1,150 thousand at no interest. The CB Co-Investment loan shall be repaid upon the closing of the Company’s initial business combination or converted into private placement warrants, at a conversion price of $1.00 per warrant, at CB Co-Investment’s discretion, provided that any such conversion may not occur until after January 8, 2022.

Upon the consummation of the Initial Public Offering and the private placement, a total of $234,600,000 was deposited in a U.S.-based trust account, maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the private placement amounted to approximately $5.7 million, of which approximately $254,000 was for offering costs allocated to derivative warrant liabilities. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 18 months (or up to 24 months if we extend the period of time) from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 18 months (or up to 24 months if we extend the period of time) from the closing of the Initial Public Offering, subject to applicable law.

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

Roger Lazarus has served as our Chief Financial Officer since March 2021. From 1997 to 2013, Mr. Lazarus worked as a transactions partner at Ernst & Young advising on acquisitions and investments by private equity and corporate clients. He was the managing partner of Ernst & Young’s West Region Transactions service line before relocating from the San Francisco Bay Area to Ernst & Young Colombia, where he served as Chief Operating Officer from 2013 to 2019, as Chief Operating Officer from 2017 to 2019 and a board member of Ernst & Young’s Latam North region, which comprised 13 countries. In these roles, Mr. Lazarus managed internal operations and oversaw financial and operating reporting. Mr. Lazarus joined Ernst & Young in the Boston, Massachusetts office in 1997 as a partner. Prior to joining Ernst & Young, Mr. Lazarus served a three-year term as the Chief Financial Officer and Senior Vice President of Xenergy, Inc., a Massachusetts-based energy services, trading and software company. In 1986, Mr. Lazarus joined the Coopers & Lybrand investigations and transaction support team in Boston, Massachusetts and was promoted to partner in 1992. He is a Chartered Accountant (FCA: Fellow of the Institute of England and Wales) and started his career as an auditor with Arthur Andersen in London before moving to the United States. Mr. Lazarus is a director and the Chair of the audit committee of Latam Logistic Properties S.A., a logistics property company with operations in Costa Rica, Colombia and Peru, and a director and member of the audit and compensation committees of Heliogen, Inc., an artificial intelligence-enabled solar technology company. Mr. Lazarus received his Social Sciences degree in Economics from the University of York.

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

David G. Brown has served on our board of directors since October 2022. He was appointed to the board of directors in order to fill a vacancy as a result of the resignation of one of our previous directors. Mr. Brown served as the Managing Partner of Oak Hill Venture Partners from 1998 until 2013. From 1993 until 2013, Mr. Brown served as a Vice President of Keystone, LP (formerly known as the Robert M. Bass Company), Mr. Bass’ family office. He is a Member of Headwater Partners I and II, intellectual property investment funds. Mr. Brown is a founding investor and currently serves on the board of directors of four private companies. Mr. Brown possesses broad experience in SaaS, communications services, financial services and clean technology markets. Before joining Keystone, he worked at Salomon Brothers Inc as a Vice President in the Corporate Finance Department. Mr. Brown is also active in several charities and non-profit organizations. He currently serves on the board of Bowdoin College and Teton Science School and previously served as the Chair of NatureBridge, a leading environmental science education program for youth. Mr. Brown received his Master of Business Administration degree from Dartmouth College and his Bachelor of Arts degree from Bowdoin College.

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

We are further supported by our team of advisors who have currently or previously held positions with leading global companies and government agencies, and have experience in a wide range of subsectors and functional areas. This support is intended to provide us with access to their expertise and extensive networks and relationships from which we plan to source and evaluate targets as well as devise plans to optimize any business that we acquire and drive shareholder value.

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

Arun Gupta is a technology finance executive with experience in U.S. and international venture capital, emerging technologies, entrepreneurship and national security & technology policy. Mr. Gupta is currently an Adjunct Professor/Senior Advisor to the Provost at Georgetown University, a Lecturer at Stanford University and serves on the Stanford in Washington (“SIW”) advisory board, a Venture Partner at Columbia Capital and a member of Senator Mark Warner’s Tech and Cybersecurity Advisory Committee. As a Partner at Columbia Capital, Mr. Gupta’s investment career spanned eighteen years, with a focus on emerging tech-enabled services and infrastructure companies in artificial intelligence, cybersecurity, government services, mobile and Software as a Service (“SaaS”)/cloud infrastructure sectors. He is currently on the board and/or was previously involved with Columbia Capital portfolio companies, including Adjoined Consulting (acquired by Kanbay International, Inc.), Altamira (acquired by Clearsky), Daz3D, Millennial Media (New York Stock Exchange: MM), Endgame (acquired by Elastic), Riptech (acquired by Symantec Corporation), Softek Storage Holdings (acquired by IBM), Verato, Vubiquity (acquired by Amdocs) and Webs (acquired by Vistaprint). Prior to joining Columbia Capital in 2000, Mr. Gupta was at Carlyle Venture Partners where he focused on software investments. Prior to Carlyle, Mr. Gupta held positions in Arthur D. Little’s telecommunications and technology consulting practice and shared responsibility for establishing the management consulting operations in Mumbai from 1995 to 1998. As a technology angel investor, Mr. Gupta focuses on SaaS, GovTech, and sustainable food investments, and currently serves on the board and/or was actively involved with 1901 Group (acquired by Leidos), Vyve Broadband (acquired by Cable One), Binary Fountain (acquired by Press Ganey), FAST Acquisition Corp (New York Stock Exchange: FST), a restaurant and sustainable food special purpose company, Morning Consult, a leading SaaS global data intelligence company, Blacklynx, a leading provider of high-speed analytics solutions for the national security market, and InKind Capital, a SaaS alternative micro-financing platform. Mr. Gupta received his Master of Business Administration degree from Harvard University, Master of Science degree in Engineering from Stanford University and Bachelor of Science degree with distinction in Electrical Engineering from Stanford University.

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

Market Opportunity

Our business combination and value creation strategy is to identify and complete our initial business combination with a growth-oriented, market-leading company in an industry that complements the collective investment experience and expertise of our management team, and to build long-term shareholder value. Commercial development of new technologies that ensure national security and wartime readiness has drastically accelerated. The Department of Defense (“DoD”) identified these new technologies as advanced computing, “big data” analytics, artificial intelligence, autonomy, robotics, directed energy, hypersonics and biotechnology. Despite historic technological leadership by the U.S. military, these innovations have increasingly been funded and developed by foreign competitors, particularly those with integrated civil and military investment philosophies designed to rapidly advance the economic, social and national security objectives of these nation states.

The 2020 Cybersecurity and Infrastructure Security Agency (“CISA”) Strategic Technology Roadmap (“STR”) reviewed the United States’ critical technology capabilities across key infrastructures, including prevention and detection, analytics, network security and infrastructure management, and information sharing. The STR identified several new capability demand areas which are critical to reducing threat vulnerability and promoting technological advancement beyond peers. CISA is prioritizing investment in the development of new capability demand areas by partnering with both public and private sector players.

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

Corporate Information

Our executive offices are located at 330 Primrose Road, Suite 500, Burlingame, CA 94010. We maintain a corporate website at http://chainbg.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report on Form 10-K.

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

If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect that the pro rata redemption price to be approximately $10.20 per share, without taking into account any interest earned on such funds, and such amount may be increased by $0.10 per public share for each three-month extension of our time to consummate our initial business combination, as described herein. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our founding team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our founding team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination partner in connection with a contemplated acquisition of such partner by us. We have agreed to pay our sponsor a total of $30,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

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

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders and our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the Initial Public Offering (or up to 24 months if we extend the period of time) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Extension of Time to Complete Business Combination

We have up to 18 months from the closing of the Initial Public Offering to consummate an initial business combination (or up to 24 months if we extend the period of time). However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to our sponsor and/or its affiliates or designees) depositing into the trust account, on or prior to the applicable deadline, additional funds of $2,300,000 ($0.10 per unit), for each of the available three-month extensions, for a total payment of up to $4,600,000 ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, such loans may be convertible into warrants of the post-business combination company at a price of $1.00 per warrant at the option of the lender. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account, if any such funds are available. Any such loans would be in addition to any promissory notes issued pursuant to the CB Co-Investment loan and working capital loans made to us. We currently believe we will not have sufficient funds left outside of the trust account to pay back such loans if our initial business combination is not completed. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we have only 18 months from the closing of the Initial Public Offering (or up to 24 months if we extend the period of time) to consummate an initial business combination. If we do not consummate an initial business combination within 18 months from the closing of the Initial Public Offering (or up to 24 months), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 18 months from the closing of the Initial Public Offering (or up to 24 months if we extend the period of time). Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,850,000 of proceeds held outside the trust account, proceeds from unsecured convertible promissory note, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Facilities

We currently maintain our executive offices at 330 Primrose Road, Suite 500, Burlingame, CA 94010. The cost for our use of this space is included in the $30,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or nonperformance by financial institutions or transactional counterparties, could adversely affect our ability to raise sufficient funds to finance our initial business combination or our ability to raise capital to fund our operations following our initial business combination, in each case, on reasonable terms, or at all.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. During the week of March 10, 2023, two banks were placed into receivership by the Federal Deposit Insurance Corporation. Similar adverse developments affecting financial institutions in 2008 led to widespread declines in confidence in the banking system and reduced availability of credit. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire sufficient funds to finance our initial business combination or to fund our operations following our initial business combination, in each case, on acceptable terms, or at all.

Risks Related to Our Proposed Initial Business Combination

If we seek shareholder approval of our initial business combination, our initial shareholders and our founding team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders will own, on an as-converted basis, an aggregate of 20% of our issued and outstanding ordinary shares immediately following the completion of the Initial Public Offering. Our initial shareholders and members of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.5%, of the 23,000,000 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming (i) all outstanding shares are voted and (ii) no forward purchase shares have been issued). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

We will have until 18 months from the closing of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended for any such three-month period, our sponsor or its affiliates or designees must deposit into the trust account $2,300,000 (or $0.10 per unit sold in the Initial Public Offering in either case, up to an aggregate of $ $4,600,000), on or prior to the date of the applicable deadline, for each three-month extension.

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

The current economic environment may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;

●	increased interest rates;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

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

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

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

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

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

We have entered into a forward purchase agreement with Franklin, whereby Franklin has agreed to purchase forward purchase securities for $40,000,000 in the aggregate, in a private placement to close substantially concurrently with our initial business combination. Franklin’s obligations to purchase the forward purchase securities are conditioned on receiving a written summary of the material terms of, and other readily available information relating to, the business combination, including information about the target company in such business combination. Upon receiving such information, Franklin will determine, in its sole discretion, whether it wishes to consummate the purchase of the forward purchase securities pursuant to the forward purchase agreement. The funds from the sale of the forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase agreement will not depend on whether any public shareholders elect to redeem their shares and will provide us with a minimum funding level for the initial business combination.

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

Neither our sponsor, members of our founding team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-

business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

•we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

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

We will consider a business combination outside of our founders’ area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our founding team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our founders’ expertise, our founders’ expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our founders’ expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our founding team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 456,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. Immediately after the Initial Public Offering, there will be no preference shares issued and outstanding. These amounts exclude any private placement warrants that may be issued upon conversion of the CB Co-Investment loan and extension loans.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in the section entitled “Warrants — Public Shareholders’ Warrants and Forward Purchase Warrants  — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form 10-K or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares, including any forward purchase securities:

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

Pursuant to the Business Combination Marketing Agreement, we have engaged Cowen and Wells Fargo Securities to provide certain specified services to us in connection with our initial business combination. We will pay Cowen and Wells Fargo Securities their respective portions of the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the over-allotment option. In addition, CB Co-Investment, an affiliate of Cowen, owns 933,810 founder shares, and CB Co-Investment has committed to purchase 1,625,000 private placement warrants. These founder shares and private placement warrants (including the underlying securities) will be worthless if we do not consummate our initial business combination. For more information about our arrangements with Cowen, as well as the investment by CB Co-Investment, see “Underwriting (Conflicts of Interest)” in our final prospectus.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt (other than the CB Co-Investment loan and the loan from the sponsor), or to otherwise incur debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after the Initial Public Offering constitutes the dilution to you and the other investors in the Initial Public Offering. Our sponsor and CB Co-Investment acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the Initial Public Offering, and assuming no value was ascribed to the warrants included in the units, you and the other public shareholders incurred an immediate and substantial dilution of approximately 126.9% (or $12.69 per share), the difference between the pro forma net tangible book deficit per share of $(2.69) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

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

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the Initial Public Offering and the concurrent private placement of warrants, we issued an aggregate of 22,050,000 warrants in connection with the Initial Public Offering (comprised of the 11,500,000 warrants included in the units and the 10,550,000 private placement warrants). We may also issue private placement warrants upon the conversion of the CB Co-Investment loan and extension loans. We account for these as a warrant liability and record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We issued public warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement 10,550,000 private placement warrants at $1.00 per warrant. If the sponsor makes any extension loans it may convert up to $4,600,000 of such loans into an additional 4,600,000 private placement warrants at the price of $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Warrants —  Public Shareholders’ Warrants and Forward Purchase Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form 10-K. To the extent we issue ordinary shares to effectuate a business transaction, including the forward purchase securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

Our amended and restated memorandum and articles of association designates the courts of the Cayman Islands or the federal district courts of the United States as the sole and exclusive forum for certain actions or proceedings that may be initiated by our shareholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers and employees.

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

We currently maintain our executive offices at 330 Primrose Road, Suite 500, Burlingame, CA 94010. The cost for our use of this space is included in the $30,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

(b) Holders

On December 31, 2022, there were 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 8 holders of record of our Class B ordinary shares and 3 holders of record of our warrants.

(c) Dividends

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

Upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1,150 thousand to deposit in the trust account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. Such Convertible Note would either be paid upon consummation of the Company’s initial business combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant, provided that any such conversion may not occur until after January 8, 2022.

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

After deducting the underwriting discounts and commissions and our Initial Public Offering expenses, $234.6 million of the net proceeds from our Initial Public Offering and the Private Placement (or $10.00 per share sold in our Initial Public Offering) was placed in the trust account. As of the date of this Annual Report on Form 10-K, we had $116 thousand in cash held outside the trust account and will be used to fund our operating expenses. We obtained a convertible loan of $1,150 thousand at the closing of Initial Public Offering and subsequently have drawn down $500 thousand under an additional convertible loan arrangement of $1.2 million. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10- K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of December 31, 2022, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022 relates to our formation, the Initial Public Offering, which is described below and, subsequent to the Initial Public Offering, the search for a prospective business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We have selected December 31 as our fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1,150 thousand at no interest. On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2022, the Company had drawn $350,000 under this Additional Convertible Note.

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

Liquidity and Going Concern

At December 31, 2022, we had cash of approximately $116,000 and working capital of approximately $406,000.

Our liquidity needs up to December 31, 2022 had been satisfied through the cash receipt of $25,000 from the sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, and loan from the related party of approximately $244,000 under the Note (as defined herein). The Company repaid the original Note of approximately $244,000 in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there was $1,500,000 and $1,150,000, respectively, outstanding under the working capital loans (convertible notes).

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date (including any extensions as needed).

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2022, we had a net income of approximately $10.7 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $9.0 million, and investment income on the trust account of approximately $3.2 million, partially offset by general and administrative expenses of approximately $1.4 million (including $0.3 million in general and administrative expenses to related party), and net loss from the change in fair value of convertible note to related party of approximately $28 thousand.

For the period from January 21, 2021 (inception) through December 31, 2021, we had a net income of approximately $5.0 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $5.3 million, net gain from the change in fair value of convertible note to related party of approximately $0.1 million and investment income on the trust account of approximately $19 thousand, partially offset by general and administrative expenses of approximately $0.2 million (including general and administrative expenses to related party of $30 thousand), and offering costs allocated to derivative warrant liabilities of approximately $0.3 million.

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

Critical Accounting Policies

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the units and the 10,550,000 private placement warrants) and the 4,000,000 forward purchase securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the forward purchase securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of December 31, 2022 and 2021, the fair value of the forward purchase securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of December 31, 2021, the fair value of the Private Placement Warrants were measured using the Monte Carlo simulation due to the lack of trading volume of Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the closing of the Initial Public Offering, 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of  22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

Not required for smaller reporting companies.

Item 9c.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position

Christopher Darby	63	Chairman of the Board

Michael Rolnick	57	Chief Executive Officer and Director

Roger Lazarus	64	Chief Financial Officer

Michael Morell	64	Director

David G. Brown	66	Director

Letitia Long	63	Director

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

Roger Lazarus, Chief Financial Officer

Roger Lazarus has served as our Chief Financial Officer since March 2021. From 1997 to 2013, Mr. Lazarus worked as a transactions partner at Ernst & Young advising on acquisitions and investments by private equity and corporate clients. He was the managing partner of Ernst & Young’s West Region Transactions service line before relocating from the San Francisco Bay Area to Ernst & Young Colombia, where he served as Chief Operating Officer from 2013 to 2019, as Chief Operating Officer from 2017 to 2019 and a board member of Ernst & Young’s Latam North region, which comprised 13 countries. In these roles, Mr. Lazarus managed internal operations and oversaw financial and operating reporting. Mr. Lazarus joined Ernst & Young in the Boston, Massachusetts office in 1997 as a partner. Prior to joining Ernst & Young, Mr. Lazarus served a three-year term as the Chief Financial Officer and Senior Vice President of Xenergy, Inc., a Massachusetts-based energy services, trading and software company. In 1986, Mr. Lazarus joined the Coopers & Lybrand investigations and transaction support team in Boston, Massachusetts and was promoted to partner in 1992. He is a Chartered Accountant (FCA: Fellow of the Institute of England and Wales) and started his career as an auditor with Arthur Andersen in London before moving to the United States. Mr. Lazarus is a director and the Chair of the audit committee of Latam Logistic Properties S.A., a logistics property company with operations in Costa Rica, Colombia and Peru, and a director and member of the audit and compensation committees of Heliogen, Inc., an artificial intelligence-enabled solar technology company. Mr. Lazarus received his Social Sciences degree in Economics from the University of York.

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

David G. Brown, Director

David G. Brown has served on our board of directors since October 2022. He was appointed to the board of directors in order to fill a vacancy as a result of the resignation of one of our previous directors. Mr. Brown served as the Managing Partner of Oak Hill Venture Partners from 1998 until 2013. From 1993 until 2013, Mr. Brown served as a Vice President of Keystone, LP (formerly known as the Robert M. Bass Company), Mr. Bass’ family office. He is a Member of Headwater Partners I and II, intellectual property investment funds. Mr. Brown is a founding investor and currently serves on the board of directors of four private companies. Mr. Brown possesses broad experience in SaaS, communications services, financial services and clean technology markets. Before joining Keystone, he worked at Salomon Brothers Inc as a Vice President in the Corporate Finance Department. Mr. Brown is also active in several charities and non-profit organizations. He currently serves on the board of Bowdoin College and Teton Science School and previously served as the Chair of NatureBridge, a leading environmental science education program for youth. Mr. Brown received his Master of Business Administration degree from Dartmouth College and his Bachelor of Arts degree from Bowdoin College.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Long, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Messrs. Rolnick and Brown, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Morell and Darby, will expire at our third annual general meeting.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our board of directors has determined that Messrs. Morell and Brown and Ms. Long are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

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

Each of Messrs. Morell and Brown and Ms. Long are independent. Mr. Brown serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Messrs. Morell and Brown. Mr. Morell serves as chairman of the nominating committee. Our board of directors has determined that each of are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Brown and Ms. Long. Mr. Brown serves as chairman of the compensation committee.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION

Michael Rolnick	Baileyana Investments LLC	Institutional Investor	Managing Member

	Blockchain Capital	Venture Capital	Senior Advisor

Christopher Darby	In-Q-Tel, Inc.	Institutional Investor	Chief Executive Officer and member of the Board of Trustees

	National Resilience, Inc.	Technology	Director

	CIA Officers Memorial Foundation	Non-Profit	Director

Roger Lazarus	Latam Logistic Properties S.A.	Real Estate	Director

	Heliogen, Inc.	Solar Technology	Director

Michael Morell	Morell Consulting	Consulting	President and Chief Executive Officer

	Fortress Investment Group	Institutional Investor	Director

	Orbis Operations	Consulting	Director

	Presage	Technology	Director

	Atlantic Council	Think Tank	Director

David G. Brown	Brown Family Trust	Trust	Trustee

Letitia Long	Corporate Officers Property Trust	Real Estate Investment	Director

	Parsons Corporation	Trust	Director

	Applied Information Systems	Consulting	Director

	Octo	Consulting	Director

	T-Mobile US	Technology	Director

	Noblis Inc.	Technology	Director

	Virginia Polytechnic Institute and State University Board of Visitors	Advisory Services Education	Vice Rector

	Intelligence and National Security Alliance	Security	Chairman of the Board of Directors

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

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Baileyana, our sponsor, or any of our founders, officers or directors. However, we have agreed to not pursue an initial business combination with any companies that have received investments from IQT or companies that IQT or its subsidiaries have invested in, are considering investing in, or have a contractual or other business relationship with. In the event we seek to complete our initial business combination with a company that is affiliated with Baileyana, our sponsor, or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we started reimbursing our sponsor for office space, secretarial and administrative services provided to us in the amount of $30,000 per month.

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

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $30,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 23,000,000 Class A ordinary shares and 5,750,000 Class B ordinary shares outstanding as of December 31, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Class B ordinary shares(1)(2)			Class A ordinary shares
	Number of	Approximate	Number of	Approximate	Approximate
	Shares	Percentage	Shares	Percentage	Percentage of
Name of Beneficial Owners	Beneficially Owned	of Class	Beneficially Owned	of Class	Outstanding Shares
Chain Bridge Group (our sponsor)(3)	4,672,690	81.26%	—	—	16.21%
CB Co-Investment LLC(4)	933,810	16.24%	—	—	3.25%
Rick Gustafson(6)	10,000	*	—	—	*
Jeff Siegal(6)	25,000	*	—	—	*
Michael Rolnick(3)(5)	—	—	—	—	—
Christopher Darby(3)(5)	—	—	—	—	—
Roger Lazarus(5)(6)	46,000	*	—	—	*
Michael Morell(5)(6)	25,000	*	—	—	*
Nathaniel Fick(5)(6)	12,500	*	—	—	*
Letitia Long(5)(6)	25,000	*	—	—	*
All officers and directors as a group (6 individuals)	108,500	100%	—	—	20%

* Less than one percent.

(1) The business address of each of the following entities and individuals, with the exception of CB Co-Investment LLC, is 330 Primrose Road, Suite 500, Burlingame, CA 94010.

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

(6) On November 9, 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors, 46,000 Class B ordinary shares to our chief financial officer and an aggregate of 35,000 Class B ordinary shares to two of our advisors. On October 13, 2022, the sponsor exercised its right to repurchase 12,500 Class B ordinary shares from Nathaniel Fick for an aggregate purchase price of $54.35, due to his resignation from the board of directors of the Company, effective as of August 1, 2022, pursuant to that certain Share Transfer Agreement, among the Company, the sponsor and Nathaniel Fick, dated November 9, 2021.

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

We currently maintain our executive offices at 330 Primrose Road, Suite 500, Burlingame, CA 94010. The cost for our use of this space is included in the $30,000 per month fee we pay to our sponsor for office space, administrative and support services, commencing on the date that our securities were first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, members of our founding team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of December 31, 2022, the balance outstanding under the working capital loan was $1,500,000.

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

Our independent public accounting firm is Frank, Rimerman + Co. LLP, One Embarcadero Center, Suite 2410, San Francisco, CA 94111, PCAOB Auditor ID: 1596.

The following is a summary of fees paid to Frank, Rimerman + Co. LLP (“Frank, Rimerman”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the period from January 21, 2021 (inception) through December 31, 2022, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Frank, Rimerman for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, and of services rendered in connection with our initial public offering, totaled $165,840 and $205,750, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Frank, Rimerman any audit-related fees for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Frank, Rimerman any tax fees for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Frank, Rimerman any other fees for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC.(1)

1.2	Business Combination Marketing Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC.(1)

3.1	Memorandum and Articles of Association.(2)

3.2	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Ordinary Share Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Warrant Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)

4.5	Description of the Registrant’s Securities.*

10.1	Investment Management Trust Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company.(1)

10.2	Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Registrant, Chain Bridge Group, CB Co-Investment LLC and certain equityholders of the Registrant.(1)

10.3	Private Placement Warrants Purchase Agreement, dated November 9, 2021, between the Registrant and Chain Bridge Group.(1)

10.4	Form of Indemnification Agreement.(3)

10.5	Administrative Services Agreement, dated November 9, 2021, between the Registrant and Chain Bridge Group.(1)

10.6	Amended and Restated Administrative Services Agreement, dated July 14, 2022, between the Registrant and Chain Bridge Group.*

10.7	Promissory Note, dated as of February 1, 2021, issued to Chain Bridge Group.(3)

10.8	Securities Subscription Agreement, dated February 3, 2021, between the Registrant and Chain Bridge Group.(3)

10.9	Securities Subscription Agreement, dated February 3, 2021, between the Registrant and CB Co-Investment LLC.(3)

10.10	Letter Agreement between the Registrant, Chain Bridge Group, CB Co-Investment LLC and each director and officer of the Registrant.(1)

10.11	Amendment to Securities Subscription Agreement, dated April 9, 2021, between the Registrant and CB Co-Investment LLC.(2)

10.12	Amendment No. 2 to Securities Subscription Agreement, dated October 1, 2021, between the Registrant and CB Co-Investment LLC. (4)

10.13	Amendment No. 3 to Securities Subscription Agreement, dated November 1, 2021, between the Registrant and CB Co-Investment LLC.(5)

10.14	Securities Assignment Agreement, dated April 9, 2021, between the Registrant and CB Co-Investment LLC.(3)

10.15	Promissory Note, issued to CB Co-Investment LLC.(1)

10.16	Forward Purchase Agreement, dated November 1, 2021, between the Registrant and Franklin Strategic Series — Franklin Growth Opportunities Fund.(5)

14	Code of Business Conduct and Ethics.(6)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter.(3)

99.2	Compensation Committee Charter.(3)

99.3	Nominating Committee Charter.(6)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 16, 2021.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on March 19, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on April 12, 2021.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 1, 2021.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on November 1, 2021.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 18, 2022.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2023

Chain Bridge I

/s/ Michael Rolnick
Name: Michael Rolnick
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Darby	Chairman of the Board	March 17, 2023
Christopher Darby

/s/ Michael Rolnick	Chief Executive Officer, Director	March 17, 2023
Michael Rolnick	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Roger Lazarus	Chief Financial Officer	March 17, 2023
Roger Lazarus	(Principal Financial and Accounting Officer)

/s/ Michael Morell	Director	March 17, 2023
Michael Morell

/s/ David G. Brown	Director	March 17, 2023
David G. Brown

/s/ Letitia Long	Director	March 17, 2023
Letitia Long

CHAIN BRIDGE I

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and the Period from January 21, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and the Period from January 21, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and the Period from January 21, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Chain Bridge I

Burlingame, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chain Bridge I (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (SEC) and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter For the Business Combination

As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination within 18 months, or May 15, 2023, (or within up to 24 months if the Company extends the period of time), the Company will (i) cease all operations except for the purpose of winding up (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares issued as part of the units in the Initial Public Offering. Our opinion is not modified with respect to this matter.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2020.

San Francisco, California

March 17, 2023

CHAIN BRIDGE I

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$116,320	$740,639
Prepaid expenses	322,292	826,171
Total current assets	438,612	1,566,810
Investments held in Trust Account	237,796,114	234,618,998
Total Assets	$238,234,726	$236,185,808

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$27,056	$—
Accrued expenses	5,433	116,306
Total current liabilities	32,489	116,306
Convertible note - related party	1,431,546	1,053,556
Derivative liabilities	2,547,235	11,500,980
Deferred legal fees	267,420	267,420
Total liabilities	4,278,690	12,938,262

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares at redemption value of $10.335 and 10.200 per share, respectively	237,696,114	234,600,000

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(3,740,653)	(11,353,029)
Total shareholders’ deficit	(3,740,078)	(11,352,454)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$238,234,726	$236,185,808

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF OPERATIONS

		For the period from
		January 21, 2021
	For the year ended	(inception) through
	December 31, 2022	December 31, 2021
General and administrative expenses	$1,094,381	$188,696
General and administrative expenses - related party	300,000	30,000
Loss from operations	(1,394,381)	(218,696)
Other income (expenses):
Change in fair value of derivative liabilities	8,953,745	5,312,940
Change in fair value of convertible note - related party	(27,990)	96,444
Offering costs - derivative warrant liabilities	—	(253,876)
Income from investments held in Trust Account	3,177,116	18,998
Net income	$10,708,490	$4,955,810

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	3,133,333
Basic net income per share, Class A ordinary shares	$0.37	$0.62
Diluted net income per share, Class A ordinary shares	$0.37	$0.56
Weighted average shares outstanding of Class B ordinary shares, basic	5,750,000	4,913,768
Basic net income per share, Class B ordinary shares	$0.37	$0.62
Weighted average shares outstanding of Class B ordinary shares, diluted	5,750,000	5,750,000
Diluted net income per share, Class B ordinary shares	$0.37	$0.56

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	2,476,080	—	2,476,080
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,500,505)	(16,308,839)	(18,809,344)
Net income	—	—	—	—	—	4,955,810	4,955,810
Balance - December 31, 2021	—	—	5,750,000	575	—	(11,353,029)	(11,352,454)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,096,114)	(3,096,114)
Net income	—	—	—	—	—	10,708,490	10,708,490
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CASH FLOWS

	For the year	For the period from
	ended	January 21, 2021
	December 31,	(inception) through
	2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$10,708,490	$4,955,810
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by initial shareholders in exchange for issuance of Founder Shares	—	18,450
General and administrative expenses paid by related party under note payable	—	15,175
Change in fair value of derivative liabilities	(8,953,745)	(5,312,940)
Change in fair value of convertible note – related party	27,990	—
Offering cost - derivative warrant liabilities	—	253,876
Income from investments held in Trust Account	(3,177,116)	(18,998)
Changes in operating assets and liabilities:
Prepaid expenses	503,879	(826,171)
Accounts payable	27,056	—
Accrued expenses	(40,873)	46,306
Net cash used in operating activities	(904,319)	(868,492)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(234,600,000)
Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares to initial shareholders	—	4,150
Proceeds from convertible note - related party	350,000	1,053,556
Payment of note payable to related party	—	(243,565)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	10,550,000
Offering costs paid	(70,000)	(5,155,010)
Net cash provided by financing activities	280,000	236,209,131

Net change in cash	(624,319)	740,639

Cash — beginning of the period	740,639	—
Cash — end of the period	$116,320	$740,639

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$—	$70,000
Deferred offering costs paid by related party under promissory note	$—	$228,390
Deferred offering costs paid by initial shareholders in exchange for issuance of Founder Shares	$—	$2,400
Deferred legal fees	$—	$267,420
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$3,096,114	$—

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

As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand at no interest (the “CB Co-Investment Loan”). On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2022, the Company had drawn $350,000 under this Additional Convertible Note. (Note 5).

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

The Company has 18 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination within 18 months, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a Business Combination), subject to the Sponsor and/or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $0.10 per Public Share, $2.3 million in the aggregate, for each of the available three-month extensions, for a total payment of up to $4.0 million, or up to $4.6 million if the underwriters’ over-allotment option is exercised in full ($0.20 per Public Share in either case). Any such payments would be made in the form of non-interest bearing loans. The Public Shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $116,000 in its operating bank account and working capital of approximately $406,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the issuance of the Convertible Notes. As of December 31, 2022 and 2021, there was $1,500,000 and $1,150,000, respectively, outstanding under the working capital loans (convertible notes).

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date (including any extensions as needed).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Sub-Topic 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities were charged to operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of December 31, 2022 and 2021, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of December 31, 2021, the fair value of the Private Placement Warrants were measured using the Monte Carlo simulation due to the lack of trading volume of Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 23,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2022 and 2021, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(8,740,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,469,344)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	18,809,344
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	3,096,114
Class A ordinary shares subject to possible redemption, December 31, 2022	$237,696,114

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For the period from January 21, 2021
	For the year ended December 31, 2022		(inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income – basic	$8,566,792	$2,141,698	$1,929,664	$3,026,145
Allocation of net income – diluted	$8,566,792	$2,141,698	$1,748,015	$3,207,794
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	3,133,333	4,913,768
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	3,133,333	5,750,000
Basic net income per ordinary share:	$0.37	$0.37	$0.62	$0.62
Diluted net income per ordinary share:	$0.37	$0.37	$0.56	$0.56

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On October 13, 2022, the sponsor exercised its right to repurchase 12,500 Class B ordinary shares from Nathaniel Fick for an aggregate purchase price of $54.35, due to his resignation from the board of directors of the Company, effective as of August 1, 2022, pursuant to that certain Share Transfer Agreement, among the Company, the sponsor and Nathaniel Fick, dated November 9, 2021.

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

Convertible Notes – Related Party

Upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand to deposit in Trust Account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such promissory note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant.

On November 16, 2022, the Sponsor agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2022, the Company had drawn $350,000 under this Additional Convertible Note.

Extension Loans

The Company will have up to 18 months, May 15, 2023, from the closing of the Initial Public Offering (or within up to 24 months if we extend the period of time) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months (or within up to 24 months), the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the Sponsor and/or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $2,300,000 ($0.10 per Unit in either case), for each of the available three-month extensions, for a total payment of up to $4,600,000 ($0.20 per Unit in either case). Any such payments would be made in the form of non-interest bearing loans (the “Extension Loans”). If the Company completes the initial Business Combination, at the option of the lender, any such Extension Loans may be converted into warrants of the post-business combination company at a price of $1.00 per warrant. As of December 31, 2022 and 2021, the Company had no borrowings under the Extension Loans.

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Convertible Note, the Extension Loans and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On November 16, 2022, the Sponsor agreed to loan the Company up to $1.2 million pursuant the Additional Convertible Note. Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the

Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2022, the Company had drawn $350,000 under this Additional Convertible Note.

Except for the foregoing, the terms of such Extension Loans and Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay the Sponsor $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with the Sponsor, to increase the amount payable to the Sponsor (in an amount not to exceed the aggregate sum of $30,000 per month).

In addition, the Sponsor, officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of December 31, 2022 and 2021, the Company had no outstanding balance payable to a related party.

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

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’s attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial

Public Offering, or approximately $8.1 million in the aggregate. As a result, the underwriters will not be entitled to such fee unless the Company consummates its initial Business Combination. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 8 — Warrants

As of December 31, 2022 and 2021, the Company has 11,500,000  Public Warrants and 10,550,000  Private Placement Warrants outstanding.

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$237,795,799	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,431,546
Derivative liabilities- Public Warrants	$1,150,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$1,055,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$342,235

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$234,618,654	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,053,556
Derivative liabilities- Public Warrants	$5,806,420	$—	$—
Derivative liabilities- Private Warrants	$—	$—	$5,301,100
Derivative liabilities - Forward Purchase Agreement	$—	$—	$393,460

(1)Excludes $315 of cash balance held within the Trust Account

(2)Excludes $344 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the year ended December 31, 2022.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2022 and December 31, 2021, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using a Black-Scholes model. As of December 31, 2021, the fair value of the Private Placement Warrants were measured using the Monte Carlo simulation due to the lack of trading volume of Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at December 31, 2022 and 2021 measurement date:

December 31, 2022

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.28	$10.85	$0.10
Term (years)	5.29	0.29	0.29
Volatility	6.0%	—	42.3%
Risk-free rate	3.91%	4.37%	4.37%
Dividend yield	0.0%	0.0%	0.0%

December 31, 2021

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$9.82	$9.85	$0.50
Term (years)	5.88	0.87	0.87
Volatility	8.6%	—	65.5%
Risk-free rate	1.33%	0.34%	0.34%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, is summarized as follows:

Derivative liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Warrants	16,758,000
Forward Purchase Agreement	55,920
Transfer of Public Warrants to Level 1	(8,740,000)
Change in fair value of derivative warrant liabilities	(2,379,360)
Derivative liabilities at December 31, 2021	5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Changes in fair value of derivative warrant liabilities	(51,225)
Derivative liabilities at December 31, 2022	$342,235

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the year ended December 31, 2022 and for the period from January 21, 2021 (inception) through December 31, 2021, is summarized as follows:

Convertible note - related party at January 21, 2021 (inception)	$—
Initial fair value of convertible note - related party	1,150,000
Change in fair value of convertible note - related party	(96,444)
Convertible note - related party at December 31, 2021	1,053,556
Additional issuance of convertible note - related party	350,000
Changes in fair value of convertible note - related party	27,990
Convertible note - related party at December 31, 2022	$1,431,546

Note 10 — Subsequent Events

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the FDIC, the Department of Treasury and the Federal Reserve issued a joint statement indicating that actions would be taken to complete the FDIC’s resolution of SVB in a manner that protects depositors. The financial institution was reopened by the FDIC on March 13, 2023, with customers having full access to their deposits and debt facilities as at the time of the closure. Management has evaluated the situation and since the Company is not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, there is no material impact on the financial statements of the Company.