Form 10-Q
period 2023-03-31
Chain Bridge I
filed 2023-05-11
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, there are 523,550 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 22,476,450 Class A ordinary shares, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, and 21,788,225 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended March 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$250,200	$116,320
Prepaid expenses	286,667	322,292
Total current assets	536,867	438,612
Investments held in Trust Account	240,409,431	237,796,114
Total Assets	$240,946,298	$238,234,726

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$64,668	$27,056
Accrued expenses	—	5,433
Total current liabilities	64,668	32,489
Convertible note - related party	1,752,506	1,431,546
Derivative liabilities	2,097,532	2,547,235
Deferred legal fees	267,420	267,420
Total Liabilities	4,182,126	4,278,690

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 23,000,000 shares at redemption value of $10.448 and $10.335 per share at March 31, 2023 and December 31, 2022, respectively	240,309,431	237,696,114

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(3,545,834)	(3,740,653)
Total shareholders’ deficit	(3,545,259)	(3,740,078)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$240,946,298	$238,234,726

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022
General and administrative expenses	$234,924	$325,932
General and administrative expenses - related party	90,000	60,000
Loss from operations	(324,924)	(385,932)
Other income (expense):
Change in fair value of derivative liabilities	449,703	2,783,530
Change in fair value of convertible note – related party	70,040	(4,208)
Income from investments held in Trust Account	2,613,317	78,539
Total other income, net	3,133,060	2,857,861
Net income	$2,808,136	$2,471,929

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.09
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.09

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,545,834)	$(3,545,259)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(11,353,029)	$(11,352,454)
Net income	—	—	—	—	—	2,471,929	2,471,929
Balance - March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(8,881,100)	$(8,880,525)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income	$2,808,136	$2,471,929
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(449,703)	(2,783,530)
Change in fair value of convertible note - related party	(70,040)	4,208
Income from investments held in Trust Account	(2,613,317)	(78,539)
Changes in operating assets and liabilities:
Prepaid expenses	35,625	137,719
Accounts payable	37,612	70,911
Accrued expenses	(5,433)	23,373
Net cash used in operating activities	(257,120)	(153,929)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	391,000	—
Net cash provided by financing activities	391,000	—

Net change in cash	133,880	(153,929)

Cash — beginning of the period	116,320	740,639
Cash — end of the period	$250,200	$586,710

Supplemental disclosure of noncash financing activities:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$2,613,317	$—

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand at no interest (the “CB Co-Investment Loan”). On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $741,000 and $350,000, respectively, under the Additional Convertible Note. (Note 5).

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the FDIC, the Department of Treasury and the Federal Reserve issued a joint statement indicating that actions would be taken to complete the FDIC’s resolution of SVB in a manner that protects depositors. The financial institution was reopened by the FDIC on March 13, 2023, with customers having full access to their deposits and debt facilities as at the time of the closure. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans of Silicon Valley Bridge Bank, National Association with First Citizens Bank & Trust Company. Management has evaluated the situation and since the Company is not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, there is no material impact on the condensed interim financial statements of the Company.

Liquidity and Capital Resources

As of March 31, 2023, the Company had approximately $250,000 in its operating bank account and working capital of approximately $472,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the issuance of the Convertible Notes. As of March 31, 2023 and December 31, 2022, there was $1,891,000 and $1,500,000, respectively, outstanding under the working capital loans (convertible notes).

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date (including any extensions as needed).

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 17, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

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

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets primarily due to their short-term nature.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of March 31, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

As of March 31, 2023 and December 31, 2022, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(8,740,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,469,344)
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	18,809,344
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	3,096,114
Class A ordinary shares subject to possible redemption, December 31, 2022	237,696,114
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	2,613,317
Class A ordinary shares subject to possible redemption, March 31, 2023	$240,309,431

Net Income Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,246,509	$561,627	$1,977,543	$494,386

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.10	$0.10	$0.09	$0.09

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

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Convertible Note — Related Party

Upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.2 million to deposit into Trust Account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such promissory note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant.

On November 16, 2022, the Sponsor agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. In March 31, 2023 and December 31, 2022, the Company drew $391,000 and $350,000 under this Additional Convertible Note, respectively. As of March 31, 2023, a total of $741,000 has been drawn under the Additional Convertible Note.

Extension Loans

The Company has up to 18 months, May 15, 2023, from the closing of the Initial Public Offering (or within up to 24 months if we extend the period of time) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 18 months (or within up to 24 months), the Company may, by resolution of the Company’s board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 24 months to complete a business combination), subject to the Sponsor and/or its affiliates or designees) depositing into the Trust Account, on or prior to the applicable deadline, additional funds of $2,300,000 ($0.10 per Unit in either case), for each of the available three-month extensions, for a total payment of up to $4,600,000 ($0.20 per Unit in either case). Any such payments would be made in the form of non-interest bearing loans (the “Extension Loans”). If the Company completes the initial Business Combination, at the option of the lender, any such Extension Loans may be converted into warrants of the post-business combination company at a price of $1.00 per warrant. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Extension Loans.

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Convertible Note, the Extension Loans and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of  $741,000 and $350,000, respectively, under the Additional Convertible Note.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with the Sponsor, to increase the amount payable to the Sponsor (in an amount not to exceed the aggregate sum of $30,000 per month).

In addition, the Sponsor, officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of March 31, 2023 and December 31, 2022, the Company had no outstanding balance payable to a related party.

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

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million in the aggregate. As a result, the underwriters will not be entitled to such fee unless the Company consummates its initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable.

Forward Purchase Agreement

Franklin Strategic Series — Franklin Growth Opportunities Fund (“Franklin”) entered into a forward purchase agreement (“Forward Purchase Agreement”) with the Company that provides for the purchase by Franklin, in the aggregate, of 6,000,000 Forward Purchase Securities, for an aggregate purchase price of $40.0 million, with each Forward Purchase Security consisting of one Class A ordinary share and one-half of one redeemable warrant in each case, for an aggregate of 4,000,000 Class A ordinary shares and 2,000,000

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

redeemable warrants, for $10.00 per Forward Purchase Security, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

Note 8 —Warrants

As of March 31, 2023 and December 31, 2022, the Company had 11,238,225 Public Warrants and 11,237,096 Public Warrants, respectively, and 10,550,000 Private Placement Warrants outstanding.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$240,409,431	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,752,506
Derivative liabilities- Public Warrants	$920,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$842,900	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$334,632

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (2)	$237,795,799	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,431,546
Derivative liabilities- Public Warrants	$1,150,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$1,055,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$342,235
(1)	Excludes $726 of cash balance held within the Trust Account
(2)	Excludes $315 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2023.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using a Black-Scholes model. As of March 31, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at March 31, 2023 and December 31, 2022 measurement date:

March 31, 2023 (unaudited)

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.44	$9.63	$0.08
Term (years)	5.38	0.38	0.38
Volatility	6.0%	—	42.4%
Risk-free rate	3.53%	4.78%	4.78%
Dividend yield	0.0%	0.0%	0.0%

December 31, 2022

		Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.28	$10.85	$0.10
Term (years)	5.29	0.29	0.29
Volatility	6.0%	—	42.3%
Risk-free rate	3.91%	4.37%	4.37%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the three months ended March 31, 2023 and 2022, is summarized as follows:

Derivative liabilities at December 31, 2022	$342,235
Change in fair value of derivative warrant liabilities	(7,603)
Derivative liabilities at March 31, 2023 (unaudited)	$334,632

Derivative liabilities at December 31, 2021	$5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Change in fair value of derivative liabilities	385,990
Derivative liabilities at March 31, 2022 (unaudited)	$779,450

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the three months ended March 31, 2023 and 2022, is summarized as follows:

Convertible note - related party at December 31, 2022	$1,431,546
Additional issuance of convertible note - related party	391,000
Change in fair value of convertible note - related party	(70,040)
Convertible note - related party at March 31, 2023 (unaudited)	$1,752,506

Convertible note - related party at December 31, 2021	$1,053,556
Change in fair value of convertible note - related party	4,208
Convertible note - related party at March 31, 2022 (unaudited)	$1,057,764

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 10 — Subsequent Events

On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect depositors, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all of the deposits and substantially all of the assets of First Republic Bank. Management has evaluated the situation and determined there is no material impact on the condensed interim financial statements of the Company.

The Company intends to hold an extraordinary general meeting of its shareholders on May 12, 2023 (the “Special Meeting”) to consider and vote upon: (a) a proposal to amend the Company’s existing amended and restated articles of association to extend from May 15, 2023 to November 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after the Extended Date up to three times, by an additional month each time, up to February 15, 2024, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares sold in the Company’s initial public offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law; and (b) an adjournment proposal to adjourn the Special Meeting at a later date, if necessary, under certain circumstances.

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

As of March 31, 2023, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through March 31, 2023 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1,150  thousand at no interest. On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of March 31, 2023, and December 31, 2022, the Company had an outstanding balance of $741,000 and $350,000, respectively, under the Additional Convertible Note.

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

Liquidity and Going Concern

At March 31, 2023, we had cash of approximately $250,000 and working capital of approximately $472,000.

Our liquidity needs up to December 31, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, and loan from the related party of approximately $244,000 under the Note (as defined herein). The Company repaid the original Note of approximately $244,000 in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there was $1,891,000 and $1,500,000, respectively, outstanding under the Working Capital Loans (convertible notes).

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about its ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 15, 2023. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to complete a business combination prior to the mandatory liquidation date (including any extensions as needed).

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2023, we had a net income of approximately $2.8 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $450,000, net gain from the change in fair value of convertible note to related party of approximately $70,000 and investment income on the Trust Account of approximately $2.6 million, partially offset by general and administrative expenses of approximately $235,000 and general and administrative expenses to related party of $90,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of March 31, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

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

Net Income Per Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 17, 2023. You should review the risk factor below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition and results of operations could be adversely affected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of May, 2023.

Chain Bridge I

By:	/s/ Michael Rolnick
Name:	Michael Rolnick
Title:	Chief Executive Officer

By:	/s/ Roger Lazarus
Name:	Roger Lazarus
Title:	Chief Financial Officer