Form 10-Q
period 2023-09-30
Chain Bridge I
filed 2023-12-15
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, and one-half of one redeemable Warrant to acquire one Class A ordinary share	CBRGU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	CBRG	The Nasdaq Capital Market

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

As of December 7, 2023, there are 38,734 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 4,112,400 Class A ordinary shares, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, and 22,030,625 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$33,225	$116,320
Prepaid expenses	76,467	322,292
Total current assets	109,692	438,612
Investments held in Trust Account	44,769,068	237,796,114
Total Assets	$44,878,760	$238,234,726

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$130,910	$27,056
Accrued expenses	31,727	5,433
Total current liabilities	162,637	32,489
Convertible note - related party	2,109,352	1,431,546
Derivative liabilities	2,095,528	2,547,235
Deferred legal fees	267,420	267,420
Total Liabilities	4,634,937	4,278,690

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 4,151,134 and 23,000,000 shares at redemption value of $10.761 and $10.335 per share at September 30, 2023 and December 31, 2022, respectively	44,669,068	237,696,114

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(4,425,820)	(3,740,653)
Total shareholders’ deficit	(4,425,245)	(3,740,078)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$44,878,760	$238,234,726

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$170,242	$164,816	$933,668	$716,764
General and administrative expenses - related party	90,000	90,000	270,000	210,000
Loss from operations	(260,242)	(254,816)	(1,203,668)	(926,764)
Other income (expense):
Change in fair value of derivative liabilities	(790,817)	2,102,884	451,707	7,980,865
Change in fair value of convertible note - related party	3,640	(7,979)	66,794	33,769
Income from investments held in Trust Account	575,592	903,549	4,826,979	1,268,013
Net (loss) income	$(471,827)	$2,743,638	$4,141,812	$8,355,883

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,151,134	23,000,000	13,610,089	23,000,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.05)	$0.10	$0.21	$0.29
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.05)	$0.10	$0.21	$0.29

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,545,834)	$(3,545,259)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Net income	—	—	—	—	—	1,805,503	1,805,503
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,638,070)	(1,638,070)
Balance - June 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,378,401)	$(3,377,826)
Net loss	—	—	—	—	—	(471,827)	(471,827)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(575,592)	(575,592)
Balance - September 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(4,425,820)	$(4,425,245)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,750,000	$575	$—	$(11,353,029)	$(11,352,454)
Net income	—	—	—	—	—	2,471,929	2,471,929
Balance - March 31, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(8,881,100)	$(8,880,525)
Net income	—	—	—	—	—	3,140,316	3,140,316
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(283,462)	(283,462)
Balance - June 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(6,024,246)	$(6,023,671)
Net income	—	—	—	—	—	2,743,638	2,743,638
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(903,549)	(903,549)
Balance - September 30, 2022 (unaudited)	—	$—	5,750,000	$575	$—	$(4,184,157)	$(4,183,582)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$4,141,812	$8,355,883
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(451,707)	(7,980,865)
Change in fair value of convertible note - related party	(66,794)	(33,769)
Income from investments held in Trust Account	(4,826,979)	(1,268,013)
Changes in operating assets and liabilities:
Prepaid expenses	245,825	272,775
Accounts payable	103,854	1,348
Accrued expenses	26,294	(41,306)
Net cash used in operating activities	(827,695)	(693,947)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	197,854,025	—
Net cash provided by investing activities	197,854,025	—

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	744,600	—
Redemption of Class A ordinary shares	(197,854,025)	—
Net cash used in financing activities	(197,109,425)	—

Net change in cash	(83,095)	(693,947)

Cash — beginning of the period	116,320	740,639
Cash — end of the period	$33,225	$46,692

Supplemental disclosure of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$4,802,931	$—
Fair value of transferred Class B shares (non-redemption agreements)	$(4,802,931)	$—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$4,826,979	$1,187,011

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

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand at no interest (the “CB Co-Investment Loan”). On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $1,094,600 and $350,000, respectively, under the Additional Convertible Note. (Note 5).

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The Company expects the pro rata price to be $10.20 per share (such amount may be increased by $0.10 per Public Share for each three-month extension of the time to consummate the initial Business Combination, as described below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”), and the executive officers and directors of the Company, agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

As a result of the amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by the Company’s shareholders, as discussed below, the Company has until January 15, 2024 (the “Extended Date”) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination by the Extended Date, the Company may, by resolution of the board of directors of the Company if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, each by an additional month up to February 15, 2024 (the “Additional Extended Date”), the date (the “Termination Date”) by which, if the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. On December 13, 2023, the board of directors of the Company adopted resolutions to extend the Company’s business operations until January 15, 2024.

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

On May 12, 2023, at an extraordinary general meeting of its shareholders (the “Special Meeting”) the Company’s shareholders approved a proposal to amend the Company’s existing Amended and Restated Memorandum and Articles of Association to extend the date to consummate an initial Business Combination from May 15, 2023 to November 15, 2023  and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to three times, by an additional month each time, up to February 15, 2024, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares sold in the Company’s Initial Public Offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

In connection with the Special Meeting, the Company, the Sponsor and CB Co-Investment have entered into non-redemption agreements (the “Non-Redemption Agreements”), with several unaffiliated third parties (“Investors”), pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 4,000,000 Public Shares (“Non-Redeemed Shares”) in connection with the Special Meeting. In exchange for the foregoing commitments not to redeem such Public Shares, the Sponsor and CB Co-Investment, as applicable, agreed to transfer an aggregate of 1,000,000 ordinary shares of the Company held by the Sponsor or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by the Sponsor or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial Business Combination. On June 13, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules had until July 28, 2023, to submit a plan to regain compliance. The Company did not submit to Nasdaq such a plan to regain compliance. Effective as of December 4, 2023, the Company switched from Nasdaq Global Market to Nasdaq Capital Market.

On June 14, 2023, the board of directors of the Company approved the grant of 30,000 restricted stock units (“RSUs”) to Mr. Roger Lazarus as compensation for services provided to the Company. Such RSUs will be granted to Mr. Lazarus upon the effectiveness of a registration statement filed by the Company with the SEC covering the RSUs and the shares issuable upon settlement of the RSUs, subject, in each case, to the Letter Agreement. (see Note 6).

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

Risks and Uncertainties

Management continues to evaluate the current or anticipated military conflicts, including between Russia and Ukraine, and Israel and Hamas, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed interim financial statements. The unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the FDIC, the Department of Treasury and the Federal Reserve issued a joint statement indicating that actions would be taken to complete the FDIC’s resolution of SVB in a manner that protects depositors. The financial institution was reopened by the FDIC on March 13, 2023, with customers having full access to their deposits and debt facilities as at the time of the closure. On March 26, 2023, the FDIC entered into a purchase and assumption agreement for all deposits and loans of Silicon Valley Bridge Bank, National Association with First Citizens Bank & Trust Company. Management has evaluated the situation and since the Company is not a borrower or party to any such instruments with SVB or any other financial institution currently in receivership, there is no material impact on the unaudited condensed interim financial statements of the Company.

On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect depositors, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all of the deposits and substantially all of the assets of First Republic Bank. Management has evaluated the situation and determined there is no material impact on the unaudited condensed interim financial statements of the Company.

Liquidity and Capital Resources

As of September 30, 2023, the Company had approximately $33,000 in its operating bank account and working capital deficit of approximately $53,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the issuance of the Convertible Notes. As of September 30, 2023 and December 31, 2022, there was $2,244,600 and $1,500,000, respectively, outstanding under the working capital loans (convertible notes).

The Company has until January 15, 2024 to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination by the Extended Date, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to one additional time, by an additional month up to February 15, 2024 (the “Additional Extended Date”), the date (the “Termination Date”) by which, if the Company

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2024. The unaudited condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of the financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of September 30, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,151,134 and 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

On May 12, 2023, the Company held an extraordinary general meeting of its shareholders (the “Special Meeting”) at which the Company’s shareholders approved a proposal to amend the Company’s existing Amended and Restated Memorandum and Articles of Association to extend from May 15, 2023 to November 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to three times, by an additional month each time, up to February 15, 2024, the date by which, if the Company has not consummated an initial Business Combination, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares sold in the Company’s Initial Public Offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. On December 13, 2023, the board of directors of the Company adopted resolutions to extend the Company’s business operations until January 15, 2024. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

As of September 30, 2023 and December 31, 2022, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(8,740,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,469,344)
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	18,809,344
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	3,096,114
Class A ordinary shares subject to possible redemption, December 31, 2022	237,696,114
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	4,826,979
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, September 30, 2023 (unaudited)	$44,669,068

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended				For the Nine Months Ended
	September 30 (unaudited),				September 30 (unaudited),
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(197,817)	$(274,010)	$2,194,910	$548,727	$2,911,682	$1,230,130	$6,684,706	$1,671,177

Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,151,134	5,750,000	23,000,000	5,750,000	13,610,089	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.05)	$(0.05)	$0.10	$0.10	$0.21	$0.21	$0.29	$0.29

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed interim financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed interim financial statements.

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

On November 9, 2021, the Sponsor transferred an aggregate of 156,000 Founder Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, the Sponsor had 4,660,190 Founder Shares and CB Co-Investment had 933,810 Founder Shares outstanding. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

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

On November 16, 2022, the Sponsor agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, a total of $1,094,600 and $350,000, respectively, have been drawn under the Additional Convertible Note.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Convertible Note and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there was $2,244,600 and $1,500,000, respectively, outstanding under the working capital loans (convertible notes).

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay the Sponsor $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with the Sponsor, to increase the amount payable to the Sponsor (in an amount not to exceed the aggregate sum of $30,000 per month). For the three and nine months ended September 30, 2023, the Company incurred expenses of $90,000 and $270,000 under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred expenses of $90,000 and $210,000 under this agreement, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had no outstanding balance payable to a related party as it relates to this agreement.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, or approximately $8.1 million in the aggregate. As a result, the underwriters will not be entitled to such fee unless the Company consummates its initial Business Combination. As of September 30, 2023 and December 31, 2022, the Company determined that a Business Combination is not considered probable.

Forward Purchase Agreement

Franklin Strategic Series — Franklin Growth Opportunities Fund (“Franklin”) on November 1, 2021  entered into a forward purchase agreement (“Forward Purchase Agreement”) with the Company that provides for the purchase by Franklin, in the aggregate, of 6,000,000 Forward Purchase Securities, for an aggregate purchase price of $40.0 million, with each Forward Purchase Security consisting of one Class A ordinary share and one-half of one redeemable warrant in each case, for an aggregate of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for $10.00 per Forward Purchase Security, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders.

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

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Non-Redemptions Agreements

In connection with the extraordinary general meeting of shareholders (the “Special Meeting”) of the Company, to extend the date by which the Company has to consummate a Business Combination (the “Articles Extension”) from May 15, 2023 to November 15, 2023 (with right to extend additionally for three 1 month increments through February 15, 2024) the Company, the Sponsor (or the “Seller”) and CB Co-Investment have entered into one or more non-redemption agreements (the “Non-Redemption Agreements”), with several unaffiliated third parties (“Investors”), pursuant to which such third parties agreed not to redeem (or to validly rescind any redemption requests on) an aggregate of 4,000,000 previously-held Class A ordinary shares of the Company (“Non-Redeemed Shares”) in connection with the Articles Extension. In exchange for the foregoing commitments not to redeem such previously-held Class A ordinary shares, the Sponsor and CB Co-Investment, as applicable, agreed to transfer an aggregate of 1,000,000 ordinary shares of the Company held by the Sponsor or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by the Sponsor or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial Business Combination.

The Company estimated the aggregate fair value of a weighted number of founder shares based on the likelihood of consummating an initial Business Combination beyond November 15, 2023, or 1,166,663 founder shares, attributable to the Non-Redeeming Stockholders to be $4,802,931 or $4.12 per share. Each Non-Redeeming Shareholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with the SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the founder shares were based on a Monte Carlo Model using the following significant inputs:

May 10, 2023
Stock price	$10.42
Risk free rate	4.25%
Remaining life	1.56
Volatility	5.4%
Probability of transaction	40%

Letter and Joinder Agreement

In connection with the grant of the RSUs to Mr. Lazarus, the Company and Mr. Lazarus entered into Letter Agreement dated June 15, 2023 and Joinder Agreement dated June 20, 2023. Pursuant to which, among other things, the Company agreed to grant Mr. Lazarus 30,000 RSUs of the Company subject to the terms and conditions set forth therein; Mr. Lazarus has agreed to vote any Class B ordinary shares and Class A ordinary shares held by him in favor of the Company’s initial Business Combination; facilitate the liquidation and winding up of the Company if an initial Business Combination is not consummated within the time period required by its Amended and Restated Memorandum and Articles of Association; and certain transfer restrictions with respect to the Company’s securities. Through the Joinder Agreement, Mr. Lazarus became a party to that certain Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Company, the Sponsor, CB Co-Investment and certain equity holders of the Company, which provides for, among other things, customary demand and piggy-back registration rights.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,151,134 and 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets, respectively.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Class B Ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 8 —Warrants

As of September 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Redemption of warrants when the price per share of Class A ordinary shares equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair value” of Class A ordinary shares;
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

●	if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2023 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$44,769,068	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$2,109,352
Derivative liabilities- Public Warrants	$920,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$844,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$331,528

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$237,795,799	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,431,546
Derivative liabilities- Public Warrants	$1,150,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$1,055,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$342,235
(1)	Excludes $315 of cash balance held within the Trust Account

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2023.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using a Black-Scholes model. As of September 30, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at September 30, 2023 and December 31, 2022 measurement date:

September 30, 2023 (unaudited)

	Private Placement	Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.78	$9.63	$0.08
Term (years)	5.34	0.34	0.34
Volatility	6.0%	—	32.6%
Risk-free rate	4.50%	5.39%	5.39%
Dividend yield	0.0%	0.0%	0.0%

December 31, 2022

	Private Placement	Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.28	$10.85	$0.10
Term (years)	5.29	0.29	0.29
Volatility	6.0%	—	42.3%
Risk-free rate	3.91%	4.37%	4.37%
Dividend yield	0.0%	0.0%	0.0%

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2023 and 2022, is summarized as follows:

Derivative liabilities at December 31, 2022	$342,235
Change in fair value of derivative warrant liabilities - forward purchase agreement	(7,603)
Derivative liabilities at March 31, 2023 (unaudited)	$334,632
Change in fair value of derivative warrant liabilities - forward purchase agreement	(132,421)
Derivative liabilities at June 30, 2023 (unaudited)	$202,211
Change in fair value of derivative warrant liabilities - forward purchase agreement	129,317
Derivative liabilities at September 30, 2023 (unaudited)	$331,528

Derivative liabilities at December 31, 2021	$5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Change in fair value of derivative warrant liabilities - forward purchase agreement	385,990
Derivative liabilities at March 31, 2022 (unaudited)	$779,450
Change in fair value of derivative warrant liabilities - forward purchase agreement	(7,451)
Derivative liabilities at June 30, 2022 (unaudited)	$771,999
Change in fair value of derivative warrant liabilities - forward purchase agreement	(338,884)
Derivative liabilities at September 30, 2022 (unaudited)	$433,115

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the three and nine months ended September 30, 2023 and 2022, is summarized as follows:

Convertible note - related party at December 31, 2022	$1,431,546
Additional issuance of convertible note - related party	391,000
Change in fair value of convertible note - related party	(70,040)
Convertible note - related party at March 31, 2023 (unaudited)	$1,752,506
Additional issuance of convertible note - related party	153,600
Change in fair value of convertible note - related party	6,886
Convertible note - related party at June 30, 2023 (unaudited)	$1,912,992
Additional issuance of convertible note - related party	200,000
Change in fair value of convertible note - related party	(3,640)
Convertible note - related party at September 30, 2023 (unaudited)	$2,109,352

Convertible note - related party at December 31, 2021	$1,053,556
Change in fair value of convertible note - related party	4,208
Convertible note - related party at March 31, 2022 (unaudited)	$1,057,764
Change in fair value of convertible note - related party	(45,956)
Convertible note - related party at June 30, 2022 (unaudited)	$1,011,808
Change in fair value of convertible note - related party	7,979
Convertible note - related party at September 30, 2022 (unaudited)	$1,019,787

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed interim financial statements were issued. Except for the identified below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

On October 31, 2023, the Company disclosed on a Current Report on Form 8-K indicating the Company’s intent to (a) redeem all of its outstanding Class A ordinary shares, (b) cease all operations as of November 15, 2023, except those required to wind up the Company’s business, and (c) subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law, after concluding that the Company would be unlikely to complete an initial Business Combination by November 15, 2023 (twenty-four months from the closing of the Company’s initial public offering). On November 14, 2023 the Company disclosed on a Current Report on Form 8-K that the Company decided (a) not to redeem all of its outstanding Class A ordinary shares as of November 15, 2023, as previously disclosed on October 31, 2023, and (b) to extend its business operations for an additional month, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association. On December 13, 2023, the board of directors of the Company adopted a resolution to extend the Company’s business operations until January 15, 2024.

The Company did not file its 2023 Q3 financial results and quarter report on Form 10-Q by the November 15, 2023 deadline because of its original intent to cease all operations as of November 15, 2023 and liquidate and dissolve the Company as disclosed in the Company’s Current Reports on Form 8-K.

Effective as of December 4, 2023, the Company switched from the Nasdaq Global Market to the Nasdaq Capital Market. The Company’s Class A ordinary shares and units are trading on the Nasdaq Capital Market under the symbols “CBRG” and “CBRGU”, respectively.

On December 8, 2023, the Company, the Sponsor, CB Co-Investment LLC (“CB Co-Investment” and, together with the Sponsor, the “Sellers”) and Fulton AC I LLC (“Buyer”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Buyer will acquire from the Sellers an aggregate of (i) 3,035,000 Class B ordinary shares and (ii) warrants to purchase 7,385,000 Class A ordinary shares exercisable 30 days after the consummation of a Business Combination with one or more businesses in accordance with the Company’s Amended and Restated Memorandum and Articles of Association.

Consummation of the transactions contemplated by the Securities Purchase Agreement requires, among other things, the conversion of the $1,150 thousand outstanding principal balance under the promissory note issued by CB Co-Investment to the Company into warrants as contemplated in that certain Warrant Agreement, dated November 9, 2021 by and between the Company and Continental Stock Transfer & Trust Company, the termination of all other outstanding loans to the Company by the Sponsor and the resignation of each current member of the Company’s board of directors and its chief executive officer and the election or designation of individuals to fill such vacancies. On December 11, 2023, pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended, and Rule 14f-1 thereunder, the Company filed with the SEC and transmitted to its shareholders an information statement on Schedule 14f-1 (the “Schedule 14F”) setting out information about the changes to the Company’s board of directors and its chief executive officer. The transactions contemplated by the Securities Purchase Agreement will not be consummated until at least 10 days have passed after the filing and transmittal of the Schedule 14F.

Subsequent to September 30, 2023, the Company drew down the remaining amount available under the Additional Convertible Note, resulting in an outstanding balance of $1,200 thousand.

On December 13, 2023, each current member of the Company’s board of directors and the Company’s chief executive officer have tendered their resignations from their positions as directors and/or officers of the Company effective upon the consummation of the transactions contemplated by the Securities Purchase Agreement. Roger Lazarus shall continue in his role as chief financial officer. There were no disagreements between the current members of the Company’s board of directors, its chief executive officer and the Company which led to their resignation.

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

As of September 30, 2023, we had not yet commenced operations. All activity for the period from January 21, 2021 (inception) through September 30, 2023 relates to our formation, our initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned us approximately $1,150  thousand at no interest. On November 16, 2022, the Sponsor agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of Sponsor, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of September 30, 2023, and December 31, 2022, the Company had an outstanding balance of $1,094,600 and $350,000, respectively, under the Additional Convertible Note.

Upon the closing of the Initial Public Offering, $234.6 million ($10.20 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering, certain of the proceeds of the Private Placement and the proceeds from the convertible promissory note issued to CB Co-Investment, was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described in the unaudited condensed interim financial statements.

Liquidity and Going Concern

At September 30, 2023, we had cash of approximately $33,000 and working capital deficit of approximately $53,000.

Our liquidity needs up to December 31, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, and loan from the related party of approximately $244,000 under the Note (as defined herein). The Company repaid the original Note of approximately $244,000 in full on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, there was $2,244,600 and $1,500,000, respectively, outstanding under the Working Capital Loans (convertible notes).

The Company has until November 15, 2023 (the “Extended Date”) to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate the initial Business Combination by the Extended Date, the Company may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to three times, each by an additional month up to February 15, 2024 (the “Additional Extended Date”), the date (the “Termination Date”) by which, if the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. On December 13, 2023, the board of directors of the Company adopted resolutions to extend the Company’s business operations until January 15, 2024.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 15, 2024. The unaudited condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2023, we had a net loss of approximately $472,000, which consisted of general and administrative expenses of approximately $170,000, general and administrative expenses to related party of $90,000, and loss from the change in fair value of derivative liabilities of approximately $791,000, partially offset by investment income on the Trust Account of approximately $576,000 and gain from the change in fair value of convertible note to related party of approximately $3,600.

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

For the nine months ended September 30, 2023, we had a net income of approximately $4.1 million, which consisted of a gain from the change in fair value of derivative liabilities of approximately $452,000, gain from the change in fair value of convertible note to related party of approximately $67,000 and investment income on the Trust Account of approximately $4.8 million, partially offset by general and administrative expenses of approximately $934,000 and general and administrative expenses to related party of $270,000.

For the nine months ended September 30, 2022, we had a net income of approximately $8.4 million, which consisted of net gain from the change in fair value of derivative liabilities of approximately $8 million, investment income on the Trust Account of approximately $1.3 million, and net gain from the change in fair value of convertible note to related party of approximately $34,000, partially offset by general and administrative expenses of approximately $717,000, and general and administrative expenses to related party of $210,000.

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

Critical Accounting Policies

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC Topic 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of September 30, 2023 and December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,151,134 and 23,000,000, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed interim financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies. As a result, the unaudited condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 17, 2023. You should review the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 17, 2023 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 17, 2023 actually occur, our business, financial condition and results of operations could be adversely affected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of December, 2023.

Chain Bridge I

By:	/s/ Michael Rolnick
Name:	Michael Rolnick
Title:	Chief Executive Officer

By:	/s/ Roger Lazarus
Name:	Roger Lazarus
Title:	Chief Financial Officer