Form 10-K
period 2023-12-31
Chain Bridge I
filed 2024-03-29
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-41047

Chain Bridge I
(Exact name of registrant as specified in its charter)

Cayman Islands	95-1578955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 The Green # 17538, Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 597-7438

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant to acquire one Class A ordinary share	CBRGU	The Nasdaq Capital Market

Class A ordinary shares, par value $0.0001 per share	CBRG	The Nasdaq Capital Market

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

Based on the closing price of $10.50 per share on June 30, 2023, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was $43,586,907.

As of March 26, 2024, there were 37,669 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,553,014 Class A ordinary shares, 3,166,000 Class B ordinary shares, par value $0.0001 per share, and 22,031,157 warrants of the company issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“Board” are to the Company’s board of directors;
●	“CB Co-Investment” are to CB Co-Investment LLC, an affiliate of one of the underwriters of the Initial Public Offering;
●	“CB Co-Investment loan” are to the loan CB Co-Investment made to us simultaneously with the closing of the Initial Public Offering;
●	“CBG” or “sponsor” are to Chain Bridge Group, a Cayman Islands limited liability company and our original sponsor;
●	“Class B Shares” are to our Class B ordinary shares outstanding as of this Annual Report on Form 10-K and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “we,” “us,” “our” or “our Company” are to Chain Bridge I, a Cayman Islands exempted company;
●	“Cowen” are to Cowen and Company, LLC, one of the underwriters in the Initial Public Offering;
●	“forward purchase agreement” are to the agreement between Franklin and us, providing for the sale to Franklin of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $40,000,000, in a private placement that will close substantially concurrently with the closing of our initial business combination;
●	“forward purchase securities” are to the forward purchase shares and forward purchase warrants (and the Class A ordinary shares issuable upon exercise of the forward purchase warrants) to be issued to Franklin pursuant to the forward purchase agreement;
●	“forward purchase shares” are to the Class A ordinary shares to be issued to Franklin pursuant to the forward purchase agreement;
●	“forward purchase warrants” are to the redeemable warrants to be issued to Franklin pursuant to the forward purchase agreement;
●	“forward transferee” are to any third party to which Franklin transfers any portion of its obligation to purchase the forward purchase securities under the forward purchase agreement;
●	“founders” are to Christopher Darby, Michael Rolnick, and Stephen Bowsher, Chairman of the sponsor;
●	“Franklin” are to Franklin Strategic Series — Franklin Growth Opportunities Fund;
●	“Fulton AC” are to Fulton AC I LLC;
●	“Fulton AC loan” are to are to the working capital loan that Fulton AC made to us simultaneously with the closing of the Securities Purchase Agreement;
●	“Initial Public Offering” are to the Company’s initial public offering on November 15, 2021 of 23,000,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant;

●	“Nasdaq” are to the Nasdaq Capital Market;
●	“ordinary shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;
●	“our team” are to our executive officers and directors;
●	“preference shares” are to our Preference Shares;
●	“private placement warrants” are to the warrants sold to our sponsor and CB Co-Investment in a private placement simultaneously with the closing of the Initial Public Offering and upon conversion of the CB Co-Investment loan, extension loans, if any, or working capital loans, if any;
●	“public shareholders” are to the holders of our public shares, including our sponsor and our team to the extent our sponsor and/or members of our team purchase public shares, provided that our sponsor’s and each member of our team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);
●	“trust account” are to the trust account established for the benefit of the persons holding Public Shares, located in the United States with Continental Stock Transfer & Trust Company acting as trustee;
●	“Wells Fargo Securities” are to Wells Fargo Securities, LLC, one of the underwriters in the Initial Public Offering.

Any forfeiture of shares described in this Annual Report on Form 10-K will take effect as a surrender of shares for no consideration of such shares as a matter of Cayman Islands law. Any conversion of the Class B ordinary shares described in this Annual Report on Form 10-K will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. Any share dividends described in this Annual Report on Form 10-K will take effect as share capitalizations as a matter of Cayman Islands law.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to select an appropriate partner business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective partner business or businesses;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective partner businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance in the periods following December 31, 2023.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our team, our controlling shareholder or their affiliates may not be indicative of future performance of an investment in us.

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

•

If we seek shareholder approval of our initial business combination, Fulton AC, CBG, CB - Co Investment and certain of our past and present officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure or to complete a business combination at all which would require you to wait for liquidation in order to redeem your shares.

•

The requirement that we consummate an initial business combination by November 15, 2024 may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine and in the Middle East, terrorism, sanctions or other geopolitical events globally, a pandemic, including new variant strains of the COVID-19 virus, and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination by November 15, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, Fulton AC, other holders of our Class B Shares, our directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

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

•

If the funds not being held in the trust account are insufficient to allow us to operate until November 15, 2024, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from Fulton AC or officers or directors or their affiliates to fund our search and to complete our initial business combination.

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

We are a blank check company incorporated on January 21, 2021 as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We seek to advance the innovation economy by offering an alternate path to the public markets and partner with founders, operators and entrepreneurs to build a successful public company. To date, our efforts have been limited to organizational activities as well as activities related to the Initial Public Offering. Since the Initial Public Offering in November 2021, we have held introductory conversations with a number of companies. While we have not selected a target for a business combination, our team has identified several potential target companies that it believes are compelling opportunities for a business combination. There are ongoing discussions about the suitability of those potential target companies and we have commenced discussions with several such companies - directly and through intermediaries. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

On February 3, 2021, CBG and CB Co-Investment paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of an aggregate of 8,625,000 Class B ordinary shares. CBG purchased 7,195,714 of the Class B Shares and CB Co-Investment purchased 1,429,286 of the Class B Shares. On April 9, 2021, CB Co-Investment transferred 28,571 Class B Shares to CBG at their original purchase price. On October 1, 2021, CBG forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B Shares, in each case, for no consideration. On November 9, 2021, CBG transferred an aggregate of 156,000 Class B Shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG owned 4,660,190 Class B Shares and CB Co-Investment owned 933,810 Class B Shares. On October 13, 2022, Nathanial Fick agreed to a transfer all 25,000 of the Class B Shares held by Mr. Fick to CBG.

On November 15, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ exercise in full of their over-allotment option. Each unit consists of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the units, the Company consummated the private placement of 10,550,000 private placement warrants (including 1,050,000 private placement warrants purchased in connection with the exercise of the underwriters’ over-allotment option) at a price of $1.00 per private placement warrant, generating total gross proceeds of $10,550,000. In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1,150,000 at no interest.

On May 10, 2023, the Company, CBG, and CB Co-Investment entered into non-redemption agreements with several unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 4,000,000 ordinary shares of the Company sold in its IPO at an extraordinary general meeting of its shareholders held on May 12, 2023 (the “Special Meeting”). In exchange for the foregoing commitments not to redeem such shares, our sponsor and CB Co-Investment, as applicable, agreed to transfer to such third parties an aggregate of 1,000,000 ordinary shares of the Company held by our sponsor or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by our sponsor or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial business combination. Such transfer of ordinary shares of the Company shall be effected immediately following the consummation of the Company’s business combination if such third party or third parties continued to hold such shares through the Special Meeting. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A Shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the trust account.

At the Special Meeting, the shareholders of the Company approved the amendment to the Company’s amended and restated memorandum and articles of incorporation, which extended the date to consummate an initial business combination from May 15, 2023 to November 15, 2023, and allowed the Board, without another shareholder vote, to elect to further extend the date to consummate an initial business combination after November 15, 2023 up to three times, by an additional month each time, up to February 15, 2024. The Company’s Board elected to extend the date in each of those additional three months until February 15, 2024.

On December 29, 2023 (the “Closing Date”), the Company, CBG, CB Co-Investment and Fulton AC, consummated the transactions contemplated by that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated December 8, 2023, pursuant to which Fulton AC acquired from the CBG and CB Co-Investment an aggregate of (i) 3,035,000 Class B Ordinary

Shares and (ii) warrants to purchase 7,385,000 Class A Ordinary Shares exercisable 30 days after the consummation of the Company’s initial business combination.

As of the Closing Date, and in connection with the consummation of the transactions contemplated by the Securities Purchase Agreement:

(1) CB Co-Investment irrevocably agreed to convert the $1.15 million CB Co-Investment loan into Loan Conversion Warrants (as contemplated and defined in that certain Warrant Agreement, dated November 9, 2021 by and between the Company and our transfer agent (the “Warrant Agreement”)), upon consummation of the Company’s initial business combination. Pursuant to its terms, if we do not consummate an initial business combination, the CB Co-Investment Loan will not be repaid, and 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness of the Company was terminated as of the Closing Date.

(2) CBG, CB Co-Investment and Roger Lazarus, our Chief Financial Officer, entered into voting agreements (the “Voting Agreements”) pursuant to which they agreed to vote all of the voting securities of the Company that each of them is entitled to vote as of the date thereof or thereafter in favor of a proposal to amend and restate its Amended and Restated Memorandum and Articles of Association (the “Amendment Proposal”) to among other things: (i) extend from February 15, 2024 to November 15, 2024 the date by which, if the Company has not consummated its initial business combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s Initial Public Offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law; and (ii) provide for the right of the holders of our Class B Shares, to convert such shares into shares of our Class A Shares, on a one-to-one basis at the election of such holders. Class A Shares issued upon conversion of Class B Shares will not be entitled to receive funds from the trust account through redemptions or otherwise. Pursuant to the Voting Agreements, each of CBG, CB Co-Investment and Roger Lazarus have also agreed to irrevocably exercise such right to convert all of their Class B Ordinary Shares immediately upon such approval.

(3) Fulton AC and the parties to that certain letter agreement (the “Letter Agreement”), dated November 9, 2021, by and among CBG, CB Co-Investment, and certain individuals, entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”), pursuant to which Fulton AC agreed to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement and agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims.

(4) That certain services agreement, dated November 9, 2021, by and between the Company and CBG pursuant to which CBG provided office space, administrative and support services, was terminated.

On December 29, 2023, Fulton AC also agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”) at no interest in the same form and on the same terms as the CBG note which was terminated on December 29, 2023. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial business combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, the Company had no outstanding balance under the Fulton AC Note.

At an extraordinary general meeting of its shareholders held on February 7, 2024 (the “2024 Extraordinary Meeting”), the shareholders of the Company approved the second amended and restated memorandum and articles of incorporation, which (i) extended the date to consummate an initial business combination from February 15, 2024 to November 15, 2024, which is a total of up to 36 months from the closing of the Initial Public Offering to complete an initial business combination, (ii) provided for the right of the holders of our Class B Shares to convert such shares into Class A Shares, on a one-to-one basis at the election of such holders, which Class A Shares issued upon conversion of our Class B Shares are not entitled to receive funds from the trust account through redemptions or otherwise; and (iii) removed a statement that there are no limits on the number of ordinary shares which may be issued by the Company and clarified that the Company may, but are not required, to issue certificates to evidence ownership of ordinary shares. In connection with such shareholder vote, the holders of an aggregate of 3,144,451 Class A Shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34.5 million in cash held in the trust account. Effective upon our adoption of the second amended and restated memorandum and articles of association, our sponsor and CB Co-Investment converted 1,983,335 and 575,665 Class B Shares, respectively, into Class A Shares, on an one-for-one basis.

In connection with the 2024 Extraordinary Meeting, Fulton AC has agreed to contribute to the Company (i) the lesser of (x) an aggregate of $22,500 or (y) $0.03 for each Public Share that is not redeemed in connection 2024 Extraordinary Meeting plus (ii) the lesser of (x) $5,000 per month or (y) $0.01 per Public Share that remains outstanding and is not redeemed in connection with 2024 Extraordinary Meeting on the 16th of each calendar month, commencing on May 16, 2024, until the earliest to occur of November 15, 2024, the consummation of an initial business combination or the winding up of the Company (collectively, the “Contribution”), which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company. The Company deposited the initial Contribution amount of $22,500 into the trust account following the 2024 Extraordinary Meeting. Each additional $5,000 monthly Contribution will be deposited in the trust account within seven calendar days from the 16th day of such calendar month. Our Board will have the sole discretion whether to wind up the Company and if our Board determines to wind up the Company, Fulton AC or its designees will not make any additional Contributions following such determination.

As of March 26, 2024, a total of approximately $11,180,890 is on deposit in a U.S.-based trust account, maintained by Continental Stock Transfer and Trust Company, acting as trustee. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our second amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination by November 15, 2024 or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination by November 15, 2024, subject to applicable law.

Market Opportunity

Our business combination and value creation strategy is to identify and complete our initial business combination with a growth-oriented, market-leading company in an industry that complements the collective investment experience and expertise of our management team, and to build long-term shareholder value.

Our management team and board have significant experience investing in private and public companies across a wide range of sectors. Our business combination and value creation strategy is to identify a target company with robust growth capability or the ability to grow inorganically through acquisition. These characteristics should be complimented by profitability or a clear path to profitability while executing on a dynamic business plan. Our search will span across high growth areas such as technology, software, biotechnology and digital assets as well as traditional sectors such as industrials, business services and healthcare services.

Competitive Advantage

The relationship network, sourcing, valuation, diligence and execution capabilities of our team should provide us what we believe to be a significant and attractive pipeline of opportunities. Our competitive strengths include:

●	A seasoned management team with dedication, singular focus and extensive track record working on SPAC transactions through different market environments;
●	Our ability to leverage an extensive global network of relationships to create a significant pipeline of initial business combination opportunities that have strong fundamental growth prospects;
●	Unique capabilities and approach to the process of executing an initial business combination, as well as post-closing support to ensure company is well-received in the public markets; and
●	Our understanding of global financial markets and financing as well as corporate strategy.

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

We seek to identify companies that we believe have significant growth potential and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We expect that no individual criteria will entirely determine a decision to pursue a particular target.

●	A scalable business model with strong unit economics
●	Compatibility with high standards of corporate responsibility
●	Leadership in specific sector with a proven track record
●	Strong competitive dynamics including barriers to entry and defensibility against future competitive threats
●	Development of detailed projections and a cogent business plan
●	The ability to grow inorganically through acquisition
●	Readiness to become a listed company

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

Initial Business Combination

Nasdaq rules require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination and that a majority of our independent directors approve such initial business combination(s). If our Board is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a partner business or businesses, it may be unable to do so if the Board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the Board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a partner. In this case, we would acquire a 100% controlling interest in the partner. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of Fulton AC.

We may pursue an initial business combination opportunity jointly with Fulton AC or one or more of its affiliates and/or investors, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the partner business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares shall convert into Class A ordinary such that Fulton AC and its permitted transferees, if any, would retain its aggregate percentage ownership at 20%, on an as-converted basis, of the sum of the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (net of any redemptions of Class A ordinary shares by public shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to Fulton AC, our sponsor or CB Co-Investment, members of our team or any of their affiliates upon conversion of the CB Co-Investment loan, the extension loans and working capital loans, unless the holders of a majority of the then outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. Neither Fulton AC, our sponsor nor any of their respective affiliates, have an obligation to make any such investment.

The capital from such private placement would be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Fulton AC, our sponsor or any of our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Fulton AC, our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

There are many ongoing discussions regarding suitability of companies on our “target” list. And we have made contact with many such companies - directly and through intermediaries. However, we have not entered into any definitive agreements with respect to a potential business combination. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to select or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to select or locate any such acquisition candidate.

In addition, our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. Our officers and directors, are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Members of our Board directly or indirectly own Class B Shares and private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a partner business as a condition to any agreement with respect to our initial business combination.

In addition, Fulton AC and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Corporate Information

Our executive offices are located at 8 The Green # 17538, Dover, DE 19901. We maintain a corporate website at http://chainbg.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this Annual Report on Form 10-K.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

While we believe that our structure and our team’s backgrounds make us an attractive business partner, some potential partner businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

Financial Position

With funds available for a business combination in the amount of approximately $11,180,890, we may need additional funds to consummate our initial business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering, the sale of the private placement warrants, the Fulton AC loan, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

There are many ongoing discussions regarding suitability of companies on our “target” list. And we have made contact with many such companies - directly and through intermediaries. However, we have not entered into any definitive agreements with respect to a potential business combination. Accordingly, there is no current basis for investors in the Initial Public Offering to evaluate the possible merits or risks of the partner business with which we may ultimately complete our initial business combination.

Although our team will assess the risks inherent in a particular partner business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a partner business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partner business.

We will have up until November 15, 2024 to consummate an initial business combination. We have extended the date to consummate an initial business combination twice and while the Company does not intend to seek any further extensions, we may seek further extensions subject to shareholder and Nasdaq approval. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect that the pro rata redemption price to be approximately $11.00 per share, without taking into account any interest earned on such funds, and after taking into account taxes owed but not paid by such date and less $100,000 of interest to pay dissolution expenses, and such amount may be increased by the Contribution, as described herein. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

In addition to the funds held in the trust account and the Fulton AC loan, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Partner Businesses

Our process of identifying acquisition partners is leveraging our team’s unique industry experiences, deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of Fulton AC and our directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will Fulton AC or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of Fulton AC or any of our executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination partner in connection with a contemplated acquisition of such partner by us. We have agreed to pay Fulton AC a total of up to $30,000 per month for office space, secretarial and administrative support and to reimburse Fulton AC for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination.

In addition, Fulton AC and our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if Fulton AC or any our officers or directors becomes aware of a business combination opportunity, which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under applicable law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same.

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

The time required to identify and evaluate a partner business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partner business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of Fulton AC.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partner’s Management Team

Although we closely scrutinize the management of a prospective partner business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the partner business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our team, if any, in the partner business cannot presently be stated with any certainty. The determination as to whether any of the members of our team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our team will have significant experience or knowledge relating to the operations of the particular partner business.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the rules of Nasdaq and our second amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if, for example:

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Fulton AC or our directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), Fulton AC and our directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that Fulton AC or any our directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

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

Fulton AC or our officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom Fulton AC or our officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that Fulton AC or our officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Fulton AC or our executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Fulton AC and our officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $10.92 per public share. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Fulton AC, CBG, CB-Co Investment and our current and former directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares, private placement warrants and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, Fulton AC has agreed to contribute to the Company the Contribution, which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our second amended and restated memorandum and articles of association:

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

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, Fulton AC, CBG, CB-Co Investment and our current and former directors and officers have agreed to vote their Class B Shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, we will not need any additional public shares to vote in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, Fulton AC has agreed to contribute to the Company the Contribution, which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our second amended and restated memorandum and articles of association:

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

Upon the public announcement of our initial business combination, we or Fulton AC will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares old in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, Fulton AC or our team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our proposed initial business combination is not completed, we may continue to try to complete a business combination with a different partner until November 15, 2024.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our second amended and restated memorandum and articles of association provides that we have only up until November 15, 2024 to consummate an initial business combination. If we do not consummate an initial business combination by November 15, 2024, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by November 15, 2024. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Fulton AC, CBG, CB Co-Investment and each member of our team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Class B Shares they hold if we fail to consummate an initial business combination by November 15, 2024 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination by November 15, 2024.

Fulton AC and our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by Fulton AC or any executive officer, director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from proceeds from the unsecured convertible promissory note, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Fulton AC loan, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.00 (less up to $100,000 of interest to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Fulton AC has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims. However, we have not asked Fulton AC to reserve for such indemnification obligations, nor have we independently verified whether Fulton AC has sufficient funds to satisfy its indemnity obligations and we believe that Fulton AC’s only assets are securities of our company. Fulton AC may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and Fulton AC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Fulton AC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Fulton AC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that Fulton AC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Fulton AC will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,500,000 from the Fulton AC loan with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination by November 15, 2024, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 15, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Facilities

We currently maintain our principal offices at 8 The Green # 17538 Dover, DE 19901. The cost for our use of this space is included in the up to $30,000 per month fee we pay to Fulton AC for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by November 15, 2024. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required by the Sarbanes-Oxley Act to evaluate our internal control procedures for the fiscal year ending December 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our team in their capacity as such.

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

We are a recently incorporated company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more partner businesses. We have no plans, arrangements or understandings with any prospective partner business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our team or their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our team or their affiliates is presented for informational purposes only. Any past experience of and performance by our team or their affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our team or any of their affiliates’ as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

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

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any partner businesses. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

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

Risks Related to Our Proposed Initial Business Combination

If we seek shareholder approval of our initial business combination, Fulton AC, CBG, CB-Co Investment and our current and former directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our second amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who are entitled to attend and vote at a general meeting of the Company. Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to vote their Class B Shares and Class A Shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination, together constituting 83.84% of the Ordinary Shares currently outstanding. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by Fulton AC, CBG, CB-Co Investment and our current and former directors and officers to vote in favor of our initial business combination will result in the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination by November 15, 2024 may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by November 15, 2024. Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine and the conflict between Israel and Hamas, terrorism, sanctions or other geopolitical events globally, a pandemic, including new variant strains of the COVID-19 virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine and the conflict between Israel and Hamas, terrorism, sanctions, the pandemics and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

We may not be able to consummate an initial business combination by November 15, 2024, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination by November 15, 2024. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.92 per public share, or less than $10.92 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, Fulton AC and our directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, Fulton AC and our directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that Fulton AC or our directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a partner that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business — Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how Fulton AC and our directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by November 15, 2024, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 15, 2024, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account . However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the trust account.

If we liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash, the cash balances of the trust account’s bank accounts may exceed the FDIC insurance limitations.

If we liquidate the securities held in the trust account, the cash balances of one or more of the trust account’s bank accounts may exceed of the Federal Deposit Insurance Corporation insurance limit of $250,000. In the event of a failure at a commercial bank where the trust account maintains such cash, the trust account may incur a loss to the extent such loss exceeds the insurance limitation, which would reduce the dollar amount the public shareholders would receive upon any redemption or liquidation of the Company.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq. While we continue to expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq’s listing standards, our securities may not be, or may not continue to be, listed on Nasdaq in the future or prior to the completion of our initial business combination. In order to continue listing our securities on Nasdaq prior to the completion of our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum of at least 500,000 of our Class A Shares to be held by at least 300 holders who are not affiliates of the Company. Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We may not be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A ordinary shares are listed on Nasdaq, our units and Class A ordinary shares will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Upon approval of the second amended and restated memorandum and articles of association, the Board extended the date to consummate an initial business combination to a date that is in violation of applicable listing standards of Nasdaq.

If we have not completed a qualifying business combination transaction by November 9, 2024, we will be in violation of Nasdaq listing standards.

Section IM-5101-2(b) of the Nasdaq Listing Rules requires that any special purpose acquisition company, such as the Company, must within 36 months of the effectiveness of its registration statement for its initial public offering (the “IPO Registration Statement”), or such shorter period that the Company specifies in its registration statement, must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the deposit account (excluding any deferred underwriters fees and taxes payable on the income earned on the deposit account) at the time of the agreement to enter into the initial combination. The date that is 36 months following the effectiveness of our registration statement is November 9, 2024. On February 7, 2024, our Board approved extending the date to consummate an initial business combination until November 15, 2024.

Any violation of Nasdaq Listing Rules would likely result in the suspension or delisting of our securities from Nasdaq, which would have a material adverse effect on the market prices of our securities and on shareholder liquidity. Additionally, any such delisting would materially and adversely impact our ability to pursue a business combination transaction, and would likely cause us to enter liquidation.

There can be no assurance that Nasdaq will change its listing standards, or forebear from enforcing them against us.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the CB Co-Investment loan, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until November 15, 2024, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from Fulton AC to fund our search and to complete our initial business combination.

Only up to $1,500,000 from the Fulton AC loan is available to us outside the trust account to fund our working capital requirements. We believe that these funds will be sufficient to allow us to operate for at least until November 15, 2024; however, our estimate may not be accurate. If we are required to seek additional capital, we would need to borrow funds from Fulton AC, members of our team or any of their affiliates or other third parties to operate or may be forced to liquidate. Fulton AC, our directors and officers or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

Any advances of funds to us by Fulton AC, our directors or officers or their affiliates, may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. The Fulton AC loan of $1,500,000 may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than Fulton AC, or our officers or directors or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $11.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, Fulton AC will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by November 15, 2024, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.92 per public share held in the trust account, due to claims of such creditors. Pursuant to the Amended Letter Agreement (as defined below) which is filed as an exhibit to this Annual Report on Form 10-K, Fulton AC has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims.

However, we have not asked Fulton AC to reserve for such indemnification obligations, nor have we independently verified whether Fulton AC has sufficient funds to satisfy its indemnity obligations and we believe that Fulton AC’s only assets are securities of our company. Fulton AC may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

If Nasdaq considers us to be a ‘controlled company’ within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to our initial business combination only holders of our Class B Shares will have the right to vote on the appointment of directors. Fulton AC owns 52.78% of our Class B Shares. Additionally, pursuant to the Letter Agreement, as amended, CBG, CB-Co Investment and certain other current and former directors and officers have agreed to vote their shares for an initial business combination which must be approved by Fulton AC. Fulton AC, CBG and CB-Co Investment together hold over 60% of all outstanding Ordinary Shares which are eligible to vote on an initial business combination. As a result, Nasdaq may consider us to be a ‘controlled company’ (a company of which more than 50% of the voting power is held by an individual, group or another company) within the meaning of the Nasdaq corporate governance standards.

Under Nasdaq corporate governance standards, a ‘controlled company’ and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a Board that includes a majority of ‘independent directors,’ as defined under the rules of Nasdaq;
●	we have a compensation committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating committee of our Board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

If Nasdaq determines that we are a “controlled company” we do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules and other exceptions. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

Our directors may decide not to enforce the indemnification obligations of Fulton AC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and Fulton AC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Fulton AC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Fulton AC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per public share.

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

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

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

In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

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

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. As indicated above, our IPO Registration Statement became effective on November 9, 2021 and have operated as a blank check company searching for a partner business with which to consummate a business combination since such time. We have not completed an initial business combination, and it is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

If we do not consummate an initial business combination by November 15, 2024, our public shareholders may be forced to wait beyond November 15, 2024 before redemption from our trust account.

If we do not consummate an initial business combination by November 15, 2024, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our second amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 15, 2024 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our second amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our second amended and restated memorandum and articles of association. Our second amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In accordance with Nasdaq corporate governance requirements and our second amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our team. Our Board is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination.

Prior to the completion of our initial business combination, only holders of our Class B Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B Shares may remove a member of the Board for any reason.

Fulton AC, as the majority holder of our Class B Shares, controls the ability to elect and remove members of our Board. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in the Initial Public Offering. In such an instance, Fulton AC, CBG, CB Co-Investment, their affiliates and their respective transferees (which may include our team) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

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

The grant of registration rights to CBG, CB Co-Investment and our then directors and officers may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, CBG, CB Co-Investment and our then directors and officers, and their permitted transferees can demand that we register the Class A ordinary shares into which Class B Shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and the warrants that may be issued upon conversion of the CB Co-Investment loan, the extension loans and working capital loans. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the partner business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by CBG, CB Co-Investment and our then directors and officers or their permitted transferees are registered for resale.

Because we are neither limited to evaluating a partner business in a particular industry sector nor have we selected any specific partner businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular partner business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our second amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our team’s area of expertise.

We will consider a business combination outside of our team’s area of expertise if a business combination partner is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our team will endeavor to evaluate the risks inherent in any particular business combination partner, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in a business combination partner. In the event we elect to pursue an acquisition outside of the areas of our team’s expertise, our team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our second amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 26, 2024, there were 475,409,317 and 16,834,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our second amended and restated memorandum and articles of association. There are no preference shares issued and outstanding. These amounts exclude any private placement warrants that may be issued upon conversion of the CB Co-Investment loan and extension loans.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in the section entitled “Warrants — Public Shareholders’ Warrants  — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form 10-K or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our second amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our second amended and restated memorandum and articles of association, like all provisions of our second amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Fulton AC, CBG, CB-Co Investment and our current and former directors and officers may receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The outstanding Class B Shares will automatically convert into Class A ordinary shares on the first business day following the consummation of our initial business combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to CBG or CB Co-Investment, members of our team or any of their affiliates upon conversion of the CB Co-Investment loan, the extension loans and working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one. As of February 7, 2024, CBG and CB-Co Investment had converted all of their outstanding Class B ordinary shares into Class A ordinary shares on a one-for-one basis. The Class A ordinary shares issued upon such conversion are not entitled to participate in the distribution of funds held in the trust account.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our executive officers and directors, some of whom may join us following our initial business combination. The loss of our officers and directors could negatively impact the operations and profitability of our post-combination business.

Our operations and ability to successfully effect our initial business combination is dependent upon the efforts of relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Although some of our officers and directors may remain with the partner business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the partner business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, which could include other blank check companies, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, Fulton AC and our directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our second amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a partner business that is affiliated with Fulton AC or our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage in a business combination with one or more partner businesses that have relationships with entities that may be affiliated with Fulton AC, CBG, CB Co-Investment or our team which may raise potential conflicts of interest.

In light of the involvement of Fulton AC and our team with other entities, we may decide to acquire one or more businesses affiliated with Fulton AC, CBG, CB Co-Investment or our team. Our directors also serve as officers and board members for other entities, including, without limitation, those described herein. Fulton AC and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Fulton AC and our team are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or pursuing, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with Fulton AC, CBG, CB Co-Investment or our team, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since Fulton AC will lose its entire investment in us if our initial business combination is not completed (other than with respect to public shares that they acquire), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

On December 29, 2023 Fulton AC acquired 3,035,000 Class B Shares and private placement warrants to purchase 7,385,000 Class A Shares exercisable 30 days after the consummation of our initial business combination for a purchase price of $200,000. The Class B Shares are convertible into Class A Shares at the option of the holder. However, the Class A Shares issued upon such conversion will not participate in the liquidation of the trust account and may not be redeemed for a share of the trust account. In addition, Fulton AC made the Fulton AC loan of up to $1,500,000 to the Company which cannot be repaid from the trust account. As of December 31, 2023, the outstanding balance on the Fulton AC loan was $0. The Fulton AC loan is convertible into warrants which are not exercisable until 30 days after the consummation of an initial business combination. If we do not consummate an initial business by November 15, 2024, the all warrants held or into which the Fulton AC loan is convertible (and the underlying securities) will expire worthless. In addition, if we do not complete our initial business combination, we will not repay the Fulton AC loan from the trust account, and we would likely not have other available funds to repay the Fulton AC loan. The interests of Fulton AC and its equity holders may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

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

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the private placement warrants and the proceeds from the Fulton AC loan, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We have funds available in the amount of approximately $11,180,890, assuming no redemptions that we may use to complete our initial business combination.

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

Our team may not be able to maintain control of a partner business after our initial business combination. Upon the loss of control of a partner business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a partner business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the partner, our shareholders prior to the completion of our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner. In this case, we would acquire a 100% interest in the partner. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our team will not be able to maintain control of the partner business.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our team will endeavor to evaluate the risks inherent in a particular partner business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a partner business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our second amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to Fulton AC or our officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our second amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our second amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our second amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter or constitutional documents which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our second amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our second amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Fulton AC, CBG, CB Co-Investment and our current and former directors and officers and their permitted transferees, if any, will participate in any vote to amend our second amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association.

Fulton AC and our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against Fulton AC or our executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to the Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the letter agreement, as amended, among us and Fulton AC, CBG, CB-Co Investment and certain of our current and former officers and directors may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.92 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of Fulton AC or our executive officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Fulton AC holds a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of March 26, 2024, Fulton AC owned, on an as-converted basis, an aggregate of approximately 30.65% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association. If Fulton AC purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither Fulton AC nor, to our knowledge, any of our executive officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were elected by Fulton AC as the majority holder of our Class B shares, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and Fulton AC, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, Fulton AC will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of Fulton AC.

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

If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by Board and, in the case of any such issuance to Franklin, CBG, CB Co-Investment and our former directors and officers or their affiliates, without taking into account any Class B Shares held by CBG, CB Co-Investment and our former directors or officers or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a partner business.

Our warrants are accounted for as a warrant liability and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the Initial Public Offering and the concurrent private placement of warrants, we issued an aggregate of 22,050,000 warrants in connection with the Initial Public Offering (comprised of the 11,500,000 warrants included in the units and the 10,550,000 private placement warrants). We will also issue private placement warrants upon the conversion of the CB Co-Investment loan upon consummation of our initial business combination. We account for these as a warrant liability and record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and

(y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. In addition, this choice-of-forum provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our team and Board.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Please see “Warrants — Public Shareholders’ Warrants — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $18.00” in Exhibit 4.5 of this Annual Report on Form 10-K. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by CBG, CB Co-Investment or their respective permitted transferees.

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

We issued public warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units offered in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement 10,550,000 private placement warrants at $1.00 per warrant. In addition, Fulton AC may convert up to $1,500,000 of the Fulton AC loan into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Warrants —  Public Shareholders’ Warrants  — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form 10-K. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with partner business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective partner businesses.

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by November 15, 2024.

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

Our second amended and restated memorandum and articles of association designates the courts of the Cayman Islands or the federal district courts of the United States as the sole and exclusive forum for certain actions or proceedings that may be initiated by our shareholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers and employees.

Our second amended and restated memorandum and articles of association provides that, all internal corporate claims, including (i) any claim of (or based upon) a breach of fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or its shareholders; and (ii) any action asserting a claim arising pursuant to any provision of Cayman Islands law, the second amended and restated memorandum, or the second amended and restated articles of association, shall be governed by the laws of the Cayman Islands and unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands are the sole and exclusive forum for any such internal corporate claims brought by any shareholder against, or on behalf of, the Company and its affiliates or any of its current or former directors, officers, or employees. Our second amended and restated memorandum and articles of association will further provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any causes of actions or suits asserting a claim arising under the U.S. Securities Act of 1933, as amended or the rules and regulations promulgated thereunder. These exclusive forum provisions would not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the United States federal courts; (ii) any other claim for which the federal district courts of the United States of America are the sole and exclusive forum; or (iii) any action, proceeding or claim against the Company arising out of or relating in any way to the warrant agreement, which will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. These exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers and employees. In addition, these exclusive forum provisions may result in our shareholders incurring increased costs to bring a claim or action due to, but not limited to, the shareholder’s physical location or knowledge of the applicable laws, when the courts of the Cayman Islands, the federal district courts of the United States, the courts of the State of New York or the United States District Court for the Southern District of New York, or an alternative forum, with our consent, is the sole and exclusive forum. Alternatively, if a court were to find the choice of forum provisions contained in our second amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our corporate affairs and the rights of shareholders are governed by our second amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the laws of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the laws of the Cayman Islands. The laws of the Cayman Islands are derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of Exhibit 4.5 of this Annual Report on Form 10-K captioned “Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our second amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. Pursuant to the second amended and restated memorandum and articles of association of the Company, shareholders may, by Ordinary Resolution, also resolve to make the Company’s records available to the Shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, the foreign court must have had jurisdiction over the parties to the dispute and such judgment must be final and conclusive, for a liquidated sum and not subject to appeal,, and must not be (i) in respect of a public or revenue nature, taxes or a fine or penalty, (ii) inconsistent with a Cayman Islands judgment in respect of the same matter, (iii) impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy) or (iv) inconsistent with section 91 or 92 of the Trusts Act (as revised) of the Cayman Islands, and the process by which the judgment is enforced must not be barred under laws relating to the prescription and limitation of actions. A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our team, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our second amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our team.

Our second amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board, the ability of the Board to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If our team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our team may resign from their positions as officers or directors of the company and the management of the partner business at the time of the business combination will remain in place. Management of the partner business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our Board is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2.	Properties

We currently maintain our executive offices at 8 The Green # 17538 Dover, DE 19901. The cost for our use of this space is included in the up to $30,000 per month fee we pay to Fulton AC for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
(a)	Market Information

Our units and Class A ordinary shares are traded on the Nasdaq Capital Market under the symbols “CBRGU” and “CBRG”, respectively. Our units commenced public trading on November 10, 2021 on the Nasdaq Global Market. Our Class A ordinary shares and warrants began separate trading on December 31, 2021. Effective as of September 8, 2023, our warrants were delisted from the Nasdaq Global Market. Effective as of December 4, 2023, the Company’s units and Class A ordinary shares ceased being listed on the Nasdaq Global Market became listed on the Nasdaq Capital Market.

(b)Holders

On March 26, 2024, there were 1 holders of record of our units, 3 holders of record of our Class A ordinary shares, 6 holders of record of our Class B ordinary shares and 4 holders of record of our warrants.

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time, and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands law. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

(f)Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Liquidity and Going Concern

As of December 31, 2023, we had cash of $3,898 and a working capital deficit of $61,449.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of December 31, 2023, the fair value of converted loan was $5,865 which is included in contingently issuable private placement warrants on the accompanying balance sheet as of December 31, 2023. As of December 31, 2023 and 2022, there was $0 and $1,500,000, respectively, outstanding under the Working Capital Loans (convertible notes).

The Company has until November 15, 2024 to consummate an initial Business Combination. If the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s Initial Public Offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2023, we had a net income of approximately $7.6 million, which consisted of gain from the change in fair value of derivative liabilities of approximately $2.1 million, gain from the change in fair value of convertible note to related party of approximately $800, gain from change in fair value of contingently issuable private placement warrants of approximately $1.1 million, loss on conversion of note to contingently issuable private placement warrants of approximately $69,000, gain on forgiveness of legal fees of approximately $19,000, gain on extinguishment of forward purchase agreement of approximately $0.3 million and investment income on the Trust Account of approximately $5.4 million, partially offset by general and administrative expenses of approximately $969,000 and general and administrative expenses to related party of $350,000.

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

Contractual Obligations

Registration Rights and Shareholder Rights

The holders of Class B Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Class B Shares), were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of December 31, 2023 and 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. As of December 31, 2023 and 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. The Forward Purchase Securities were terminated as of December 29, 2023.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,151,134 and 23,000,000, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2023 were effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information
(a)Not applicable.
(b)	None of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement during the quarter ending December 31, 2023.
(c)	Not applicable.

Item 9c.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position

Daniel Wainstein	44	Chairman of the Board

Andrew Cohen	46	Chief Executive Officer and Director

Roger Lazarus	65	Chief Financial Officer

Lewis Silberman	44	Director

Paul Baron	53	Director

Oliver Wiener	46	Director

Our Executive Officers

Andrew Cohen, Chief Executive Officer and Director

Andrew Cohen has served as our Chief Executive Officer and a Board member since December 2023. From January 2019 to September 2023 Mr. Cohen was a Founder and the CIO of Difesa Capital Management, a special situations fund focused on convertible bonds, SPAC securities, PIPEs, warrants and public equities. Prior to launching Difesa, Mr. Cohen worked at Ramius from 2001 to 2018. Ramius was a $13 billion multi-strategy hedge fund that ultimately merged with the investment bank Cowen in 2009. While at Ramius Mr. Cohen worked across a range of investment strategies including merger arbitrage, event driven, small cap equity activism, and distressed debt. Most recently, Mr. Cohen was one of two partners overseeing the Ramius Event Driven and Merger Arbitrage business within Cowen Investment Management. From 2011 to 2018, Mr. Cohen co-founded and operated a nine-person team investing Cowen proprietary capital and fiduciary assets in merger arbitrage and event driven strategies. During his time with the firm the Ramius Merger Fund LLC had peak assets of $500 million and the Merrill Lynch Investment Solutions / Ramius Merger Arbitrage UCITS Fund had peak assets of $250 million. Prior to joining Ramius, Mr. Cohen worked as an analyst in the investment banking and private equity groups at Thomas Weisel Partners. Mr. Cohen received a B.A. in Public Policy from the Terry Sanford Institute at Duke University and an MBA from Columbia Business School.

Mr. Cohen has deep industry experience, including specific experience with SPACs and a proven record of leadership and growth. His business insights and leadership will provide significant value to the Company and make him well qualified to serve on our Board.

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

Directors

Andrew Cohen, Chief Executive Officer and Director

Andrew Cohen’s business background information is set forth under “Our Executive Officers” above.

Daniel Wainstein, Chairman

Daniel Wainstein has served as a director and the Chairman of our Board since December 2023. Mr. Wainstein is the Founder, Managing Partner and Chief Operating Officer of Keystone Capital Partners. He founded Keystone Capital Partners in 2019. In his role as Managing Partner, Mr. Wainstein focuses on both identifying and structuring Keystone’s equity and debt investments for both public and private companies. Prior to Keystone, he co-founded a private investment firm with offices in New York that focuses on strategic real estate acquisitions, asset acquisitions and investments. With Mr. Wainstein at the helm, Keystone has been the principal investor and general partner in a significant number of transactions including alternative public offering transactions, PIPE financings, and various structured finance transactions in both the public and private sectors. Mr. Wainstein earned his bachelor’s degree from Hofstra University and his Juris Doctorate from Hofstra University School of Law.

Mr. Wainstein’s 22 years of experience in and ties to financial markets and his proven record of growth and leadership will provide significant value and opportunities for acquisitions to the Company and make him well qualified to lead our Board as Chairman.

Lewis Silberman, Director

Lewis Silberman has served as a director since December 2023. He is currently Co-CEO & Director at GSR II Meteora Acquisition Corp., which successfully closed a SPAC transaction with Bitcoin Depot (NASDAQ: BTM) in June 2023. Mr. Silberman is Co-Founder and Managing Member of SPAC Advisory Partners, a boutique M&A and Capital Markets Advisory firm focused on the Special Purpose Acquisition Company market. Previously, from 2021 to 2022, Mr. Silberman served as Co-President & Director at Graf Acquisition Corp. IV, which successfully closed a SPAC transaction with NKGen Biotech Inc. (NASDAQ: NKGN) in September 2023. From 1998 to 2021, Mr. Silberman served in several roles at Oppenheimer including as head of SPAC Equity Capital Markets at Oppenheimer prior to Graf Acquisition Corp. IV and led financings for Oppenheimer’s SPAC IPOs and business combination clients and managed all SPAC IPO clients, including a number of sponsor formation processes. Mr. Silberman has acted in an advisory or placement agent role for transactions multiple business combinations. Before joining Oppenheimer, he spent three years at CIBC World Markets, working in a special situations client-coverage group focused on strategies including merger-arbitrage, ADR-arbitrage, and closed-end fund arbitrage. Prior to CIBC World Markets, he worked at PaineWebber. Mr. Silberman has a Bachelor of Science from the Leonard N. Stern School of Business at New York University and an MBA from the Stern School at New York University.

Mr. Silberman’s deep expertise with SPACs will be invaluable to our Board and makes him qualified to serve as a member of the Company’s Board.

Paul Baron, Director

Paul Baron has served as a director since December 2023. Mr. Baron served as the Director of Macro trading for Ben Melkman a Senior Portfolio Manager at Schonfeld Asset Management from April 2023 through November 2023. He was responsible for trading management across a team of four (4) portfolios mangers globally from Syndney to New York. His responsibilities also included COO for the group of 10 investment professionals. The team invests globally in rates, FX, equity, commodities, and credit taking macro discretionary and relative value positions. He also serves as Treasurer of a not-for-profit organization, Children in Conflict. Prior joining Schonfeld, from 2012 to 2023, Mr. Baron was the Co-CIO for Michael Ovitz’s family office where his primary responsibility was managing the public markets portfolio. Prior to working in money management, he worked for over 20 years in public markets with industry leaders such as BofA, Deutsche Bank and Goldman Sachs, providing coverage and solutions to institutional clients in equity derivative products. Mr. Baron holds a Bachelor of Science from State University of New York at Plattsburgh.

Mr. Baron’s experience in money and portfolio management and leadership provide him with an understanding of acquisition transactions and financial decision making and make him qualified to serve as a member of our Board.

Oliver Wiener, Director

Oliver Wiener has served as a director since February 2024. He is currently the Founder and Managing Member of Kensington Merchant Partners, a merchant bank and independent sponsor focused on Financials, Fintech, Insurance and Blockchain verticals. Prior to founding KMP, Oliver was a Portfolio Manager at Standard Investments. From 2003-2021, Oliver was a founding partner and Senior Managing Director of BTIG LLC, a global investment bank, with a broad range of activity across multiple business lines including SPACs. In 2018, he was a founding board member and Board President of The Association for Digital Asset Markets, a self-regulatory organization of digital asset market participants. He is currently on the University of Wisconsin-Madison, Technology Entrepreneurship Office Advisor Board and a board advisor to Figment Inc.

Mr. Wiener’s experience across financials, investing, experience in structuring, sourcing and board work, makes him qualified to serve as a member of our Board.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Wainstein, will expire at our 2024 annual general meeting. The term of office of the second class of directors, consisting of Mr. Cohen, will expire at our 2025 annual general meeting. The term of office of the third class of directors, consisting of Messrs. Silberman, Baron and Wiener, will expire at our 2026 annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the Board may be filled by a nominee chosen by holders of a majority of our Class B Shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B Shares may remove a member of the Board for any reason. Without prejudice to the Company’s power to appoint a person to be a director pursuant to our second amended and restated memorandum and articles of association, the directors shall have power at any time to appoint any person who is willing to act as a director, either to fill a vacancy or as an additional director.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our second amended and restated memorandum and articles of association as it deems appropriate. Our second amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the Board, chief executive officers, presidents, a chief financial officer, a treasurer, vice-presidents, one or more assistant vice-presidents, one or more assistant treasurers and one or more assistant secretaries and such other offices as may be determined by the Board.

Director Independence

The rules of Nasdaq require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our Board has determined that Messrs. Wainstein, Silberman, Baron and Wiener are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board

Our Board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website at http://chainbg.com.

Audit Committee

We have established an audit committee of the Board.

Each of Messrs. Silberman, Baron and Wiener are independent. Mr. Baron serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of Nasdaq and our Board has determined that Mr. Baron qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating Committee

We have established a nominating committee of our Board. The members of our nominating committee are Messrs. Wainstein and Baron. Mr. Wainstein serves as chairman of the nominating committee. Our Board has determined that each of are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in the charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our Board. The members of our compensation committee are Messers. Silberman and Baron. Mr. Silberman serves as chairman of the compensation committee.

Our Board has determined that each are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and recommeding the remuneration (if any) of our Chief Executive Officer based on such evaluation for approval by the independent members of the Board;

•	reviewing and recommending for Board approval the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•

review and report to the Board for its consideration any cash incentive compensation plans, option plans or other equity based plans that provide for payment in the Company’s shares or are based on the value of the Company’s shares;

•	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics is available on the Company’s website at http://chainbg.com. The information contained on our website is not part of this Report. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics by filing a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the proper purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of disclosure made in accordance with the provisions of the second amended and restated memorandum and articles of association.

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Furthermore, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partner business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our second amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, Fulton AC and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

•

Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2024 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to waive their rights to liquidating distributions from the trust account with respect to their respective Class B Shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed not to transfer, assign or sell any of their Class B Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with Fulton AC or any of officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Fulton AC or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent valuation or accounting firm that such initial business combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will Fulton AC or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we reimburse Fulton AC for office space, secretarial and administrative services provided to us in the amount of up to $30,000 per month.

In addition, Fulton AC of any of its affiliates may make additional investments in the company in connection with the initial business combination, although, other than the private placement warrants, Fulton AC and its affiliates have no obligation or current intention to do so. If Fulton AC of any of its affiliates elects to make additional investments, such proposed investments could influence Fulton AC’s motivation to complete an initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval required under Cayman Island law. The forms our initial business combination are mostly likely to take would require approval of the shareholders pursuant to a special resolution under Cayman Islands law, which requires the affirmative vote of the holders of 2/3s of the then outstanding ordinary shares entitled to attend and vote at a general meeting of the company. In such case, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to vote their Class B ordinary shares and Class A ordinary shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our second amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated memorandum and articles of association.

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

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our shares were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse Fulton AC for office space, secretarial and administrative services provided to us in the amount of up to $30,000 per month. In addition, Fulton AC and our executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us Fulton AC or our executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to Fulton AC and our executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our team’s motivation in identifying or selecting a partner business but we do not believe that the ability of our team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors; and
●	and all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 3,590,683 Class A ordinary shares and 3,166,000 Class B ordinary shares outstanding as of March 26, 2024. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the

Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Class B ordinary shares(1)(2)			Class A ordinary shares
	Number of	Approximate	Number of	Approximate	Approximate
	Shares	Percentage	Shares	Percentage	Percentage of
Name of Beneficial Owners	Beneficially Owned	of Class	Beneficially Owned	of Class	Outstanding Shares
Andrew Cohen(3)	3,035,000	95.86%	—	—	44.92%
Daniel Wainstein(3)	—	—	—	—	—
Roger Lazarus(4)	46,000	1.45%	—	—	*
Lewis Silberman	—	—	—	—	—
Paul Baron	—	—	—	—	—
Oliver Wiener	—	—	—	—	—
All officers and directors as a group (6 individuals)(3)(4)	3,081,000	97.32%	—	—	45.60%
Fulton AC I LLC(3)	3,035,000	95.86%	—	—	44.92%
Chain Bridge Group(5)(10)	—	—	2,008,335	55.93%	29.72%
CB Co-Investment LLC(6)(10)	—	—	575,665	16.03%	8.52%
Polar Asset Management Partners Inc.(7)	—	—	415,000	11.56%	6.14%
Exos Asset Management LLC(8)	—	—	390,624	10.88%	5.78%
Radcliffe Capital Management, L.P.(9)	—	—	400,000	11.14%	5.92%
Fir Tree Capital Management LP(11)	—	—	362,499	10.10%	5.37%
Walleye Capital LLC(12)	—	—	294,600	8.20%	4.36%
Mizuho Financial Group, Inc.(13)	—	—	286,812	7.99%	4.24%

* Less than one percent.

(1)	Unless otherwise specified, the business address of each of the entity and individual is 8 The Green # 17538 Dover, DE 19901.
(2)

Interests shown consist solely of founder shares, classified as Class B Shares. The Class B Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination.

(3)

Fulton AC I LLC (“Fulton AC”) is the record holder of the shares reported herein. Fulton AC is managed by CREO I LLC (“CREO”). Fulton AC is owned 20% by CREO, 40% by Seven Knots, LLC (“Seven Knots”) and 40% by Keystone Capital Partners, LLC (“Keystone”). Daniel Wainstein indirectly, through his ownership interest in Seven Knots and Keystone, owns approximately 40% of the equity interests of Fulton AC. Mr. Wainstein has no control over the voting and dispositive decisions regarding the Issuer’s securities owned by Fulton AC, which are made solely by CREO or the voting or dispositive decisions regarding Fulton AC interests owned by Keystone and Seven Knots. Accordingly, Mr. Wainstein will not be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, he expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her direct or indirect ownership interest in our sponsor.
(5)

The managers of Chain Bridge Group are Michael Rolnick, Stephen Bowsher and Christopher Darby. Each manager of Chain Bridge Group has one vote, and the approval of a majority of the managers is required to approve an action of Chain Bridge Group. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no individual manager of Chain Bridge Group exercises voting or dispositive control over any of the securities held by Chain Bridge Group, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each of them expressly disclaims any such beneficial interest to the extent of any pecuniary interest any of them may have therein, directly or indirectly. The business address of Chain Bridge Group is 330 Primrose Road, Suite 500, Burlingame, CA 94010.

(6)

CB Co-Investment LLC is the record holder of the securities reported herein. As the sole member of CB Co-Investment LLC, Cowen Investments II LLC may be deemed to beneficially own the securities owned directly by CB Co-Investment LLC. Cowen

Investments II LLC is a wholly owned indirect subsidiary of The Toronto-Dominion Bank. The business address of each of CB Co Investment LLC and Cowen Investments II LLC is 599 Lexington Avenue, 20th Floor, New York, NY 10022.

(7)

Polar Asset Management Partners Inc. (“Polar”) serves as the investment advisor to Polar Multi- Strategy Master Fund (the “Polar Fund”) with respect to the shares reported herein. Polar may be deemed to beneficially owned the shares directly owned by the Polar Fund. The business address of Polar and the Polar Fund is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)

Exos Asset Management LLC (“Exos”) is the investment manager to Exos Collateralized SPAC Holdings Fund LP (the “Collateralized SPAC Fund”). Exos, as the investment manager to the Collateralized SPAC Fund and investment manager to a number of other private funds and a registered investment company, may be deemed to beneficially own the shares reported herein, of which 250,000 such Class A Shares are beneficially owned by the Collateralized SPAC Fund. The business address of each such entity and individual is 1370 Broadway, Suite 1450, New York, NY 10018.

(9)

Radcliffe Capital Management, L.P. (“Radcliffe”) is the investment advisor to Radclifee SPAC Master Fund, L.P (the “Radcliffe SPAC Fund”). Radcliffe, as the investment advisor to the Radcliffe SPAC Fund, may be deemed to beneficially own the shares reported herein. RGC Management Company, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons of Radcliffe and Radcliffe SPAC GP, LLC, Steven B. Katznelson and Christopher Hinkel may be considered control persons of the Radcliffe SPAC Fund and each of the aforementioned entities and individuals may be deemed to beneficially own the securities owned directly by Radcliffe SPAC Fund. The business address of each such entity and person is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(10)

The Class A Shares held by Chain Bridge Group and CB Co-Investment LLC were issued upon conversion of their respective Class B Shares on a one-for-one basis upon adoption of our second amended and restated memorandum and articles of association. Chain Bridge Group and CB Co-Investment LLC each waived their rights to participate in any liquidation of our trust account or other assets with respect such Class A Shares.

(11)	The business address of Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor, New York, New York 10110.
(12)	The business address of Walleye Capital LLC is 315 Park Ave. South, New York, New York 10010.
(13)

Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be an indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-Ku, Tokyo 100-8176, Japan.

As of March 26, 2024, Fulton AC and our officers and directors beneficially owned 3,081,000 Class B Shares representing approximately 45.6% of the Company’s issued and outstanding ordinary shares and Fulton AC has the right to elect all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to elect any directors to our Board prior to the completion of our initial business combination. Because their ownership block, Fulton AC may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our second amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

Fulton AC, our sponsor and CB Co-Investment and our officers and directors have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares and any public shares purchased by them in connection with the completion of an initial business combination. Our sponsor and CB Co-Investment exercised their right to convert all of their Class B Shares immediately upon adoption of our second amended and restated memorandum and articles of association.

Changes in Control

On December 29, 2023 (the “Closing Date”), the Company, our sponsor, CB Co-Investment and Fulton AC, consummated the transactions contemplated by that certain Securities Purchase Agreement, dated as of December 8, 2023, pursuant to which Fulton AC acquired from the sponsor and CB-Co Investment (together, the “Sellers”) an aggregate of (i) 3,035,000 Class B Shares, representing 52.78% of the Class B Shares issued and outstanding and 30.65% of the total issued and outstanding ordinary shares of the Company and (ii) warrants to purchase 7,385,000 Class A Shares exercisable 30 days after the consummation of a business combination in accordance with the second amended and restated memorandum and articles of association.

Effective as of the Closing Date, all of our officers, other than our Chief Financial Officer, and the entirety of the Board resigned. Further, the Board was decreased from five to four members. Prior to resigning, the Board appointed Andrew Cohen, Daniel Wainstein, Lewis Silberman and Paul Baron to fill the vacancies on the Board created by such resignations and appointed Andrew Cohen as Chief Executive Officer of the Company. Roger Lazarus, our Chief Financial Officer, continues to be the Chief Financial Officer of the Company. On December 11, 2023, the Company filed with the Securities and Exchange Commission and transmitted to its shareholders an information statement on Schedule 14f-1 setting out information about the changes to the Board and our chief executive officer.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On February 3, 2021, CBG and CB Co-Investment paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for an aggregate of 8,625,000 Class B Shares. Our sponsor purchased 7,195,714 of the Class B Shares and CB Co-Investment purchased 1,429,286 of the Class B Shares. On April 9, 2021, CB Co-Investment transferred 28,571 Class B Shares to our sponsor at their original purchase price. On October 1, 2021, our sponsor forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B Shares, in each case, for no consideration. On November 9, 2021, our sponsor transferred an aggregate of 156,000 Class B Shares to three of our directors, our chief financial officer and two of our advisors. As a result, our sponsor owned 4,660,190 Class B Shares and CB Co-Investment owns 933,810 Class B Shares. The Class B Shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

CBG and CB Co-Investment purchased 10,550,000 private placement warrants for a purchase price of $10,550,000 in a private placement that occurred simultaneously with the closing of the Initial Public Offering. Among the private placement warrants, 8,775,000 private placement warrants were purchased by our sponsor and 1,775,000 private placement warrants were purchased by CB Co-Investment. As such, CBG and CB Co-Investment’s interest in the Initial Public Offering is valued at $10,550,000. The private placement warrants and Class A ordinary shares issued upon the exercise or conversion thereof may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. The private placement warrants initially issued to CB Co-Investment will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

On November 9, 2021, our sponsor, CB Co-Investment and the members of the Company’s Board and/or executive management team signatory thereto (the “Insiders”), delivered that certain Letter Agreement (the “Letter Agreement”) to the Company. Pursuant to the Letter Agreement, our sponsor, CB Co-Investment and the Insiders each agreed to vote any Class B Shares held such party in favor of the Company’s initial business combination, to facilitate the liquidation and winding up of the Company if an initial business combination is not consummated within the time period set forth in the second amended and restated memorandum and articles of association, to certain transfer restrictions with respect to the Company’s securities and to certain indemnification obligations of our sponsor; and the Company agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

On December 29, 2023, Fulton AC, our sponsor, CB Co-Investment and certain Insiders entered into an amendment to the Letter Agreement (the “Amended Letter Agreement”), which, among other things, joined Fulton AC to the Letter Agreement, allowed for the transfer of the Company’s securities to Fulton AC, and had Fulton AC assume our sponsor’s indemnification obligations thereunder.

Franklin entered into a forward purchase agreement with us that provides for the purchase by Franklin of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $40,000,000, in a private placement to close substantially concurrently with the closing of our initial business combination. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by our public shareholders. Franklin’s obligations to purchase the forward purchase securities are conditioned on receiving a written summary of the material terms of, and other readily available information relating to, the business combination, including information about the target company in such business combination. Upon receiving such information, Franklin will determine, in its sole discretion, whether it wishes to consummate the purchase of the forward purchase securities pursuant to the forward purchase agreement. Subject to certain conditions set forth in the forward purchase agreement, Franklin may transfer the rights and obligations under the forward purchase agreement, in whole or in part, to third parties. The forward purchase agreement was terminated as of December 29, 2023.

In addition, CB Co-Investment lent us $1,150,000 as of the closing date of the Initial Public Offering at no interest. The proceeds of the CB Co-Investment loan were added to the trust account (as described in the Company’s final prospectus) and were used to fund the redemption of our public shares (subject to the requirements of applicable law) in accordance with the terms set forth in the

Company’s final prospectus. The CB Co-Investment loan shall be repaid upon the closing of our initial business combination or converted into private placement warrants at a conversion price of $1.00 per warrant, at CB Co-Investment’s discretion, provided that any such conversion may not occur until after the 60th day following the effective date of the Company’s final prospectus. Such private placement warrants would be identical to the private placement warrants to be sold to our sponsor and CB Co-Investment concurrently with the closing of the Initial Public Offering. The CB Co-Investment loan was extended in order to ensure that the amount in the trust account is $10.92 per public share. If we do not complete an initial business combination, we will not repay the CB Co-Investment loan from amounts held in the trust account, and its proceeds will be distributed to our public shareholders; however, the CB Co-Investment loan may be repaid if there are funds available outside the trust account to do so.

On December 29, 2023, CB Co-Investment irrevocably agreed to convert the $1.15 million CB Co-Investment loan into private placement warrants at a conversion price of $1.00 per warrant in a form identical to the private placement warrants (the “Loan Conversion Warrants”) (as contemplated and defined in that certain Warrant Agreement, dated November 9, 2021 by and between the Company our transfer agent (the “Warrant Agreement”)). Upon consummation of a business combination. 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, our sponsor and CB Co-Investment, respectively.

All other outstanding loans to the Company by the Sellers were terminated, as discussed further below.

Further on December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”). The Fulton AC Note will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the trust account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial business combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”), pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, approximately $0 had been provided to the Company under the Fulton AC Note and $0 had been paid by the Company to Fulton AC pursuant to the Fulton Services Agreement.

On June 15, 2023, the Company entered into a letter agreement with Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each him 30,000 restricted stock units of the Company, respectively, subject to the terms and conditions set forth therein. On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 restricted stock units of the Company, respectively, subject to the terms and conditions set forth therein.

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

We currently maintain our executive offices at 8 The Green # 17538 Dover, DE 19901. The cost for our use of this space is included in the up to $30,000 per month fee we pay to Fulton AC for office space, administrative and support services, commencing on the date that our securities were first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to Fulton AC and our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to Fulton AC and our officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.

There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

CBG, CB Co-Investment and founders loaned us funds to be used for a portion of the expenses of the Initial Public Offering. We had borrowed approximately $1.2 million under the CBG note. The loan was noninterest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. We fully repaid this amount on November 17, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, Fulton AC or an affiliate of Fulton AC or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than Fulton AC, members of our team or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. On December 29, 2023, our sponsor terminated the working capital loan and forgave all unpaid amounts thereunder owed by the Company.

After our initial business combination, members of our team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which CBG, CB Co-Investment and our then directors and officers, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of the CB Co-Investment loan, the extension loans and working capital loans, and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Class B Shares.

We paid to Cowen, one of the underwriters of the Initial Public Offering and an affiliate of one of CB Co-Investment, and Wells Fargo Securities, one of the underwriters in the Initial Public Offering, an underwriting discount of $0.20 per unit purchased by it in the Initial Public Offering. We also engaged the underwriters as advisors in connection with our business combination, pursuant to the Business Combination Marketing Agreement described under “Underwriting (Conflicts of Interest) — Business Combination Marketing Agreement” in the Company’s final prospectus. Under the Business Combination Marketing Agreement, we agreed pay to the underwriters the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the underwriters’ over-allotment option. As a result, the underwriters were not entitled to such fee unless we consummated our initial business combination. On March 30, 2023, Wells Fargo and the Company entered into an agreement, pursuant to which Wells Fargo terminated its role under the Business Combination Marketing Agreement and waived its right to the Marketing Fee. On December 5, 2023, Cowen and the Company entered into an agreement, pursuant to which Cowen also terminated its role under the Business Combination Marketing Agreement and waived its right to the Marketing Fee.

Policy for Approval of Related Party Transactions

The audit committee of our Board has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accountant Fees and Services

Our independent public accounting firm is Frank, Rimerman + Co. LLP, One Embarcadero Center, Suite 2410, San Francisco, CA 94111, PCAOB Auditor ID: 1596.

The following is a summary of fees paid to Frank, Rimerman + Co. LLP (“Frank, Rimerman”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our financial statements for the year ended December 31, 2023 and 2022, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Frank, Rimerman for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2023 and 2022, and of services rendered in connection with our Initial Public Offering, totaled $149,873 and $165,840, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Frank, Rimerman any audit-related fees for the year ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Frank, Rimerman any tax fees for the year ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Frank, Rimerman any other fees for the year ended December 31, 2023 and 2022.

Pre-Approval Policy

The audit committee pre-approves all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

1.1

Underwriting Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

1.2

Business Combination Marketing Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.2 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 13, 2024 (File No. 001-41047)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.4

Warrant Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

4.5	Description of the Registrant’s Securities.*

10.1

Investment Management Trust Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

10.2

Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Registrant, Chain Bridge Group, CB Co-Investment LLC and certain equityholders of the Registrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

10.3†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

10.4

Administrative Services Agreement, dated November 9, 2021, between the Registrant and Chain Bridge Group (incorporated by reference to Exhibit 10.5 in our Form 8-K filed on November l, 2021 (File No. 333-254502)).

10.5

Amended and Restated Administrative Services Agreement, dated July 14, 2022, between the Registrant and Chain Bridge Group (incorporated by reference to Exhibit 10.6 in our Form 10-K filed on March 17, 2023 (File No. 333-254502)).

10.6

Promissory Note, dated as of February 1, 2021, issued to Chain Bridge Group (incorporated by reference to Exhibit 10.6 in our Registration Statement on Form S-1/A filed on November 1, 2021 (File No. 333-254502)).

10.7

Letter Agreement between the Registrant, Chain Bridge Group, CB Co-Investment LLC and each director and officer of the Registrant (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

10.8	Promissory Note, issued to CB Co-Investment LLC (incorporated by reference to Exhibit 10.14 to our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

10.9

Forward Purchase Agreement, dated November 1, 2021, between the Registrant and Franklin Strategic Series — Franklin Growth Opportunities Fund (incorporated by reference to Exhibit 10.15 in our Registration Statement on Form S-1/A filed on November 1, 2021 (File No. 333-254502)).

10.11	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 11, 2023 (File No. 001-41047)).

10.12	Letter Agreement, dated June 15, 2023, between the Company and Mr. Lazarus (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 22, 2023 (File No. 001-41047)).

10.13	Joinder Agreement, dated June 20, 2023, among the Company, the Sponsor and Mr. Lazarus (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 22, 2023 (File No. 001-41047)).

10.14	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 5, 2024 (File No. 0001-41047)).

10.15	Convertible Promissory Note, dated December 29, 2023, made by Fulton AC I, LLC (incorporated by reference to Exhibit 10.2 on our Form 8-K filed on January 5, 2024 (File No. 0001-41407)).

10.16

Letter Agreement Amendment, dated December 29, 2023, by and among Chain Bridge Group, CB Co-Investment LLC, Fulton AC I, LLC and certain Insiders party thereto (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

10.17	Services Agreement, dated December 29, 2023, by and between the Company and Fulton AC I, LLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

10.18	Form of RSU Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to our Form 10-K filed on March 18, 2022 (File No. 001-41047)).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2	Certification of the Chief Financial Officer required byRule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

+ Indicates a management contract or compensatory plan or arrangement.

* Filed or furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2024

Chain Bridge I

/s/ Andrew Cohen
Name: Andrew Cohen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wainstein	Chairman of the Board	March 29, 2024
Daniel Wainstein

/s/ Andrew Cohen	Chief Executive Officer, Director	March 29, 2024
Andrew Cohen	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Roger Lazarus	Chief Financial Officer	March 29, 2024
Roger Lazarus	(Principal Financial and Accounting Officer)

/s/ Paul Baron	Director	March 29, 2024
Paul Baron

/s/ Lewis Silberman	Director	March 29, 2024
Lewis Silberman

/s/ Oliver Wiener	Director	March 29, 2024
Oliver Wiener

CHAIN BRIDGE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Chain Bridge I

Dover, Delaware

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chain Bridge I (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and the PCAOB.

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

Emphasis of the Company’s Business Combination Period

As discussed in Note 1 to the financial statements, if the Company does not a complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares issued as part of the units in the Initial Public Offering. The Combination Period is set to end on November 15, 2024. For additional terms around the Combination Period and winding up, see Note 1 to the financial statements. Our opinion is not modified with respect to this matter.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

March 29, 2024

CHAIN BRIDGE I

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$3,898	$116,320
Prepaid expenses	3,148	322,292
Total current assets	7,046	438,612
Investments held in Trust Account	45,356,234	237,796,114
Total Assets	$45,363,280	$238,234,726

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$9,065	$27,056
Accrued expenses	59,430	5,433
Total current liabilities	68,495	32,489
Convertible note - related party	—	1,431,546
Derivative liabilities	112,460	2,547,235
Contingently issuable private placement warrants	5,865	—
Deferred legal fees	—	267,420
Total Liabilities	186,820	4,278,690

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 4,151,134 and 23,000,000 shares at redemption value of $10.902 and $10.335 per share at December 31, 2023 and 2022, respectively	45,256,234	237,696,114

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	863,326	—
Accumulated deficit	(943,675)	(3,740,653)
Total shareholders’ deficit	(79,774)	(3,740,078)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$45,363,280	$238,234,726

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
General and administrative expenses	$969,148	$1,094,381
General and administrative expenses - related party	350,323	300,000
Loss from operations	(1,319,471)	(1,394,381)
Other income (expense):
Change in fair value of derivative liabilities	2,103,247	8,953,745
Change in fair value of convertible note - related party	839	(27,990)
Change in fair value of contingently issuable private placement warrants	1,144,135	—
Loss on conversion of note to contingently issuable private placement warrants	(69,293)	—
Gain on forgiveness of legal fees	18,827	—
Gain on extinguishment of FPA	331,528	—
Income from investments held in Trust Account	5,414,145	3,177,116
Net income	$7,623,957	$10,708,490

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	11,225,914	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.45	$0.37
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$0.45	$0.37

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,750,000	$575	$—	$(11,353,029)	$(11,352,454)
Net income	—	—	—	—	—	10,708,490	10,708,490
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,096,114)	(3,096,114)
Balance - December 31, 2022	—	—	5,750,000	575	—	(3,740,653)	(3,740,078)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Capital contribution from CBG	—	—	—	—	1,201,899	—	1,201,899
Net income	—	—	—	—	—	7,623,957	7,623,957
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(338,573)	(4,826,979)	(5,165,552)
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$7,623,957	$10,708,490
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,103,247)	(8,953,745)
Change in fair value of convertible note – related party	(839)	27,990
Change in fair value of contingently issuable private placement warrants	(1,144,135)	—
Gain on forgiveness of legal fees	(18,827)	—
Gain on extinguishment of FPA	(331,528)	—
Loss on conversion of note to contingently issuable private placement warrants	69,293	—
Income from investments held in Trust Account	(5,414,145)	(3,177,116)
Changes in operating assets and liabilities:
Prepaid expenses	319,144	503,879
Accounts payable	(17,991)	27,056
Accrued expenses	53,997	(40,873)
Net cash used in operating activities	(964,321)	(904,319)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	197,854,025	—
Net cash provided by investing activities	197,854,025	—

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	851,899	350,000
Offering costs paid	—	(70,000)
Redemption of Class A ordinary shares	(197,854,025)	—
Net cash (used in) provided by financing activities	(197,002,126)	280,000

Net change in cash	(112,422)	(624,319)

Cash — beginning of the period	116,320	740,639
Cash — end of the period	$3,898	$116,320

Supplemental disclosure of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$4,802,931	$—
Fair value of transferred Class B Shares (non-redemption agreements)	$(4,802,931)	$—
Capital contribution from CBG	$1,201,899	$—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$5,165,552	$3,096,114
Forgiveness of deferred offering costs	$248,953	—

The accompanying notes are an integral part of these financial statements.

Note 1 — Description of Organization and Business Operations

Chain Bridge I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company had not yet identified as of December 31, 2023 (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

All activity for the period from January 21, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to CBG and CB Co-Investment LLC (“CB Co-Investment”), generating proceeds of approximately $10.6 million (Note 4).

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand at no interest (the “CB Co-Investment Loan”). On November 16, 2022, CBG agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CBG, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had an outstanding balance of $0 and $350,000, respectively, under the Additional Convertible Note. (Note 5).

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

On October 13, 2022, the Company approved the grant of 30,000 restricted stock units (“RSUs”) to David G. Brown, then a member of the Board of Directors. Such RSUs will be granted to Mr. Brown upon consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued, subject to the Letter Agreement. (see Note 6).

On May 10, 2023, the Company, CBG, and CB Co-Investment entered into non-redemption agreements with several unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 4,000,000 ordinary shares of the Company sold in its Initial Public Offering at an extraordinary general meeting of its shareholders held on May 12, 2023 (the “Special Meeting”). In exchange for the foregoing commitments not to redeem such shares, CBG and CB Co-Investment, as applicable, agreed to transfer to such third parties an aggregate of 1,000,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial business combination. Such transfer of ordinary shares of the Company shall be effected immediately following the consummation of the Company’s business combination if such third party or third parties continued to hold such shares through the Special Meeting. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account.

At the Special Meeting, the shareholders of the Company approved the amendment to the Company’s amended and restated memorandum and articles of incorporation which was , which extended the date to consummate a Business Combination from May 15, 2023 to November 15, 2023, and allowed the Board, without another shareholder vote, to elect to further extend the date to consummate an a Business Combination after November 15, 2023 up to three times, by an additional month each time, up to February 15, 2024. In November and December 2023, the Company’s Board elected to extend the date through December 15, 2023 and January 15, 2024, respectively.

On June 13, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules had until July 28, 2023, to submit a plan to regain compliance. The Company did not submit to Nasdaq such a plan to regain compliance. Effective September 8, 2023, the Company’s warrants ceased trading on Nasdaq Global Market.

On June 14, 2023, the board of directors of the Company approved the grant of 30,000 RSUs to Mr. Roger Lazarus as compensation for services provided to the Company. Such RSUs will be granted to Mr. Lazarus upon consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued, subject to the Letter Agreement. (see Note 6).

Effective as of December 4, 2023, the Company’s Class A ordinary shares and Units ceased trading on Nasdaq Global Market and commenced trading on Nasdaq Capital Market

On December 29, 2023 (the “Closing Date”), the Company, CBG, CB Co-Investment and Fulton AC, consummated the transactions contemplated by that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated December 8, 2023, pursuant to which Fulton AC acquired from the CBG and CB Co-Investment an aggregate of (i) 3,035,000 Class B ordinary shares and (ii) warrants to purchase 7,385,000 Class A ordinary shares exercisable 30 days after the consummation of the Company’s initial business combination.

As of the Closing Date, and in connection with the consummation of the transactions contemplated by the Securities Purchase Agreement:

(1) CB Co-Investment irrevocably agreed to convert the $1.15 million CB Co-Investment loan into Loan Conversion Warrants (as contemplated and defined in that certain Warrant Agreement, dated November 9, 2021 by and between the Company and our transfer agent (the “Warrant Agreement”)), upon consummation of the Company’s initial business combination. Pursuant to its terms, if we do not consummate an initial business combination, the CB Co-Investment Loan will not be repaid, and 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness of the Company was terminated as of the Closing Date (see Note 5).

(2) CBG, CB Co-Investment and Roger Lazarus, our Chief Financial Officer, entered into voting agreements (the “Voting Agreements”) pursuant to which they agreed to vote all of the voting securities of the Company that each of them is entitled to vote as of the date thereof or thereafter in favor of a proposal to amend and restate its Amended and Restated Memorandum and Articles of Association, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), (the “Amendment Proposal”) to among other things: (i) extend from February 15, 2024 to November 15, 2024 the date by which, if the Company has not consummated its initial business combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s Initial Public Offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law; and (ii) provide for the right of the holders of our Class B Shares, to convert such shares into shares of our Class A Shares, on a one-to-one basis at the election of such holders. Class A Shares issued upon conversion of Class B Shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise. Pursuant to the Voting Agreements, each of CBG, CB Co-Investment and Roger Lazarus have also agreed to irrevocably exercise such right to convert all of their Class B ordinary shares immediately upon such approval.

(3) Fulton AC and the parties to that certain letter agreement (the “Letter Agreement”), dated November 9, 2021, by and among CBG, CB Co-Investment, and certain individuals, entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”), pursuant to which Fulton AC agreed to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement and agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims.

(4) That certain services agreement, dated November 9, 2021, by and between the Company and CBG pursuant to which CBG provided office space, administrative and support services, was terminated.

(5) The Company and Franklin Strategic Series – Franklin Growth Opportunities Fund (“Franklin”) entered into a Letter Agreement terminating that certain Forward Purchase Agreement, dated November 1, 2021, by and between the Company and Franklin.

On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”) at no interest in the same form and on the same terms as the CBG note which was terminated on December 29, 2023. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial business combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Effective as of the Closing Date, all of the Company’s officers, other than the Chief Financial Officer, and the entirety of the Board of Directors resigned. Further, the size of the Board of Directors was decreased from five to four members. Prior to resigning, the Board of Directors appointed Andrew Cohen, Daniel Wainstein, Lewis Silberman and Paul Baron to fill the vacancies and appointed Andrew Cohen as Chief Executive Officer of the Company. Roger Lazarus, the Company’s Chief Financial Officer continued to serve as the Chief Financial Officer of the Company.

On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 RSUs of the Company, respectively, subject to the terms and conditions set forth therein, including consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The Company expects the pro rata price to be at least $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers agreed to vote their Class B ordinary shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers agreed to waive their redemption rights with respect to their Class B ordinary shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of CBG, or after the Amendment to the Letter Agreement discussed below, Fulton AC.

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

Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to waive their liquidation rights with respect Class B ordinary shares held by them if the Company fails to complete a Business Combination by the Termination Date. However, if such shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination by the Termination Date. The underwriters agreed to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the Termination Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

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

On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect depositors, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, Columbus, Ohio, to assume all of the deposits and substantially all of the assets of First Republic Bank. Management evaluated the situation and determined there is no material impact on the financial statements of the Company.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $3,898 in its operating bank account and working capital deficit of $61,449.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Class B ordinary shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the issuance of the Convertible Notes. As of December 31, 2023 and 2022, there was $0 and $1,500,000, respectively, outstanding under the working capital loans (convertible notes).

The Company has until November 15, 2024 to consummate an initial Business Combination. If the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s Initial Public Offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates require management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of December 31, 2022, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the convertible note is measured using Black-Scholes model. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement, dated November 1, 2021, was terminated. As of December 31, 2023 and 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 4,151,134 and 23,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2023 and 2022, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(8,740,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(5,469,344)
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	18,809,344
Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	3,096,114
Class A ordinary shares subject to possible redemption, December 31, 2022	237,696,114
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	5,165,552
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	248,593
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, December 31, 2023	$45,256,234

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended
	December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$5,041,607	$2,582,350	$8,566,792	$2,141,698
Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,225,914	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.45	$0.45	$0.37	$0.37

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

Note 4 - Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,550,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to CBG and CB Co-Investment, generating proceeds of approximately $10.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination prior to November 15, 2024, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

CBG and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 5 — Related Party Transactions

Class B Ordinary Shares

On February 3, 2021, CBG and CB Co-Investment paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of an aggregate of 8,625,000 Class B ordinary shares (the “Class B ordinary shares”). CBG purchased 7,195,714 of the Class B ordinary shares and CB Co-Investment purchased 1,429,286 of the Class B ordinary shares. On April 9, 2021, CB Co-Investment transferred 28,571 Class B ordinary shares to CBG at their original purchase price. On October 1, 2021, CBG forfeited 2,408,095 and CB Co-Investment forfeited 466,905 Class B ordinary shares, in each case, for no consideration.

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2023, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

CBG and CB Co-Investment agreed to forfeit up to an aggregate of 750,000 Class B ordinary shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Class B ordinary shares would represent  20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

On October 13, 2022, Nathanial Fick agreed to a transfer all 25,000 of the Class B Shares held by Mr. Fick to CBG.

Fulton AC, CBG, CB Co-Investment, and the current and former executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Class B ordinary shares will be released from the lockup.

Related Party Loans

Promissory Note to CBG

On February 1, 2021, CBG agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. The Company had borrowed approximately $244,000 under the Note. The Company fully repaid this amount on November 17, 2021.

Convertible Note – Related Party

Upon closing of the Initial Public Offering, CB Co-Investment loaned the Company approximately $1.15 million to deposit into Trust Account, in exchange for a non-interest bearing, unsecured convertible promissory note (“Convertible Note”). Such Convertible Note would not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such promissory note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CB Co-Investment and/or its designees, converted into additional warrants at a price of $1.00 per warrant.

On November 16, 2022, CBG agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion CBG, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, a total of $1,201,899 and $350,000, respectively, have been drawn under the Additional Convertible Note.

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants (“Loan Conversion Warrants”), upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of December 31, 2023.

Additionally, CBG irrevocably agreed to terminate all outstanding loans to the Company. Accordingly, all debt proceeds received under the Additional Convertible Note was recognized as a capital contribution from CBG.

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”) in the same form and on the same terms as the CBG note. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

Additionally, Fulton AC or an affiliate of Fulton AC, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Fulton AC Note and the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, there was $0 and $1,500,000, respectively, outstanding under the working capital loans (convertible notes).

Except for the Fulton AC Loan, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay CBG $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with CBG, to increase the amount payable to CBG (in an amount not to exceed the aggregate sum of $30,000 per month). For the year ended December 31, 2023, the Company incurred expenses of $350,323 under this agreement. For the year ended December 31, 2022, the Company incurred expenses of $300,000 under this agreement.

On December 29, 2023, the Company and CBG entered into a Letter Agreement terminating the administrative service agreement, dated November 9, 2021, by and between the Company and CBG.

In addition, Fulton AC, the Company’s officers and directors, and any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to Fulton AC, the Company’s officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account.

As of December 31, 2023 and 2022, the Company had no outstanding balance payable to a related party as it relates to this agreement.

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights and Shareholder Rights

The holders of the Class B ordinary shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants, the Forward Purchase Securities and warrants that may be issued upon conversion of the Convertible Note and the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants and warrants that may be issued upon conversion of such loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The Forward Purchase Securities were terminated on December 29, 2023. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

On November 9, 2021, the Company entered into an agreement with one of the underwriters in its Initial Public Offering, Cowen and Company, LLC, as advisors in connection with the Company’s Business Combination to assist the Company in holding meetings with the shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the potential Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company agreed to pay a fee for such services (the “Marketing Fee”) upon the consummation of the initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the

Initial Public Offering, or approximately $8.1 million in the aggregate. The Marketing Fee was waived by Cowen as of December 29, 2023.

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

Effective as of the Closing Date, in connection with the Securities Purchase Agreement, the Company and Franklin entered into a Letter Agreement terminating that certain Forward Purchase Agreement, dated November 1, 2021, by and between the Company and Franklin.

Non-Redemptions Agreements

As discussed more fully in Note 1, in exchange for the commitments not to redeem certain Class A ordinary shares in connection with the Special Meeting, CBG and CB Co-Investment agreed to transfer an aggregate of 1,000,000 ordinary shares of the Company held by CBG or CB Co-Investment as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by CBG or CB Co-Investment, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial Business Combination.

The Company estimated the aggregate fair value of a weighted number of Class B ordinary shares, based on the likelihood of consummating an initial Business Combination beyond November 15, 2023, or 1,166,663 Class B ordinary shares, attributable to the non-redeeming shareholder be $4,802,931 or $4.12 per share. Each non-redeeming shareholder acquired from CBG an indirect economic interest in the Class B ordinary shares. The excess of the fair value of the Class B ordinary shares was determined to be an offering cost in accordance with the SEC Staff Accounting Bulletin (“SAB”) Topic 5A – Expenses of Offering. Accordingly, in substance, it was recognized by the Company as a capital contribution by CBG to induce these holders of the Class A ordinary shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the Class B ordinary shares were based on a Monte Carlo Model using the following significant inputs:

May 10, 2023
Stock price	$10.42
Risk free rate	4.25%
Remaining life	1.56
Volatility	5.4%
Probability of transaction	40%

Letter and Joinder Agreement

On October 13, 2022, David G. Brown executed a joinder to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement, including to vote any Class B ordinary shares and Class A ordinary shares held by him in favor of the Company’s initial Business Combination and certain transfer restrictions with respect to the Company’s securities. On October 13, 2022, the Company entered into letter agreements with Mr. Brown, pursuant to which, among other things, the Company agreed to grant to him 30,000 RSUs, subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued.

Pursuant to the Letter Agreement dated June 15, 2023 and Joinder Agreement dated June 20, 2023, the Company agreed to grant to Mr. Lazarus 30,000 RSUs of the Company subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued and Mr. Lazarus agreed to vote any Class B ordinary shares and Class A ordinary shares held by him in favor of the Company’s initial Business Combination, to facilitate the liquidation and winding up of the Company if an initial Business Combination is not consummated within the time period required by its Amended and Restated Memorandum and Articles of Association and to certain transfer restrictions with respect to the Company’s securities. Pursuant to the Joinder Agreement, Mr. Lazarus became a party to that certain Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Company, CBG, CB Co-Investment and certain equity holders of the Company, which provides for, among other things, customary demand and piggy-back registration rights.

On December 29, 2023, the Letter Agreement was amended to add Fulton AC as a party thereto, subject to all of the terms and conditions of the Letter Agreement. Pursuant to the Amendment to the Letter Agreement, Fulton AC also agreed that it will indemnify the Trust Account for certain amounts as further described in Note 1.

On December 29, 2023, each Daniel Wainstein, Andrew Cohen, Lewis Silberman and Paul Baron executed joinders to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement, including to vote any Class B ordinary shares and Class A ordinary shares held by each of them in favor of the Company’s initial Business Combination and certain transfer restrictions with respect to the Company’s securities. On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 RSUs, respectively, subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 4,151,134 and 23,000,000 Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 5,750,000 Class B ordinary shares issued and outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 shares were subject to forfeiture, to the Company by CBG, CB Co-Investment and our then officers and directors for no consideration to the extent that the underwriters’ overallotment option was not exercised in full, so that CBG, CB Co-Investment and our then officers and directors would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on November 15, 2021; thus, these 750,000 Class B ordinary shares were no longer subject to forfeiture.

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the board of directors for any reason. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon the consummation of the Initial Public Offering, plus the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (net of any redemptions of Class A ordinary shares by Public Shareholders), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, and any Forward Purchase Securities and any Private Placement Warrants issued to Fulton AC, CBG or CB Co-Investment, former and current officers and directors of the Company or any of their affiliates upon conversion of the Convertible Note and Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. The Forward Purchase Securities were terminated effective as of December 29, 2023.

Note 8 — Warrants

As of December 31, 2023 and 2022, the Company had 11,500,000  Public Warrants and 10,550,000  Private Placement Warrants outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20  per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to Franklin, CBG, CB Co-Investment and each other holder of Class B Shares upon the consummation of the Initial Public Offering or their affiliates, without taking into account any Class B ordinary shares held by CBG, CB Co-Investment and each other holder of Class B Shares upon the consummation of the Initial Public Offering or such affiliates, as applicable, or any forward purchase securities held by Franklin, prior to such issuance including any transfer or reissuance of such shares) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “— Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by CBG, CB Co-Investment or their respective permitted transferees and (iii) CBG or its permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than CBG or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination prior to November 15, 2024 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

On December 29, 2023, in connection with the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan by CB Co-Investment to the Company into Loan Conversion Warrants. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively.

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2023

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$45,356,234	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$5,865	$—
Derivative liabilities- Public Warrants	$58,650	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$53,810	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$—

December 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$237,795,799	$—	$—
Liabilities:
Convertible note - related party	$—	$—	$1,431,546
Derivative liabilities- Public Warrants	$1,150,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$1,055,000	$—
Derivative liabilities - Forward Purchase Agreement	$—	$—	$342,235

(1)Excludes $315 of cash balance held within the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the year ended December 31, 2023.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2022, the fair value of the Forward Purchase Securities were measured using a Monte Carlo simulation, and the fair value of the Convertible Note was measured using a Black-Scholes model. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. As of December 31, 2023 and 2022, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2023 measurement date:

Contingently issuable
Private
Placement Warrants
Exercise price	$11.50
Stock price	$10.85
Term (years)	5.67
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 and 3 fair value measurements inputs at December 31, 2022 measurement date:

	Private Placement	Forward Purchase
	Warrants	Agreements	Convertible Note
Exercise price	$11.50	$10.00	$1.00
Stock price	$10.28	$10.85	$0.10
Term (years)	5.29	0.29	0.29
Volatility	6.0%	—	42.3%
Risk-free rate	3.91%	4.37%	4.37%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the year ended December 31, 2023 and 2022, is summarized as follows:

Derivative liabilities at January 1, 2022	$5,694,560
Transfer of Private Placement Warrants to Level 2	(5,301,100)
Change in fair value of derivative warrant liabilities - forward purchase agreement	(51,225)
Derivative liabilities at December 31, 2022	$342,235
Change in fair value of derivative warrant liabilities - forward purchase agreement	(10,707)
Gain on extinguishment of forward purchase agreement	(331,528)
Derivative liabilities at December 31, 2023	—

The change in the fair value of the convertible note – related party measured using Level 3 inputs for the year ended December 31, 2023 and 2022, is summarized as follows:

Convertible note - related party at January 1, 2022	$1,053,556
Additional issuance of convertible note - related party	350,000
Change in fair value of convertible note - related party	27,990
Convertible note - related party at December 31, 2022	$1,431,546
Additional issuance of convertible note - related party	851,899
Capital contribution from CBG - forgiveness of additional convertible note	(1,135,944)
Conversion to contingently issuable derivative liabilities	(1,080,707)
Change in fair value of convertible note - related party	(66,794)
Convertible note - related party at December 31, 2023	$—

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Except for the identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 15, 2024, the board of directors of the Company approved extending the Company’s business operations for an additional month, until February 15, 2024, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association.

On February 7, 2024, the Company held its Extraordinary General Meeting of Shareholders (the “Meeting”). At the Meeting, the shareholders voted to approve the Amendment Proposal which consisted of the following:

●	Extend from February 15, 2024 (the “Existing Termination Date”) to November 15, 2024 (the “Extended Termination Date”), the date (the “Termination Date”) by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s Initial Public Offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;
●	Provide for the right of the holders of our Class B ordinary shares, par value $0.0001 per share (the “Class B Shares”), to convert such shares into shares of our Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”), on a one-to-one basis at the election of such holders. Class A Shares issued upon conversion of Class B Shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise; and

●	to remove a statement that there are no limits on the number of Ordinary Shares which may be issued by the Company and to clarify that the Company may issue and that certificates may, but are not required, to be issued to evidence ownership of Ordinary Shares.

In connection with the Meeting, the holders of an aggregate of 3,144,451 Class A Shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34,530,234.77 in cash held in the Trust Account.

Additionally, pursuant to Fulton AC’s agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust Account $22,500 on February 16, 2024 and will contribute $5,000 per month on the 16th of each calendar month, commencing on May 16, 2024, until the earliest to occur of the Extended Termination Date, the consummation of the Business Combination or the winding up of the Company.

Pursuant to those certain Voting Agreements, dated December 29, 2023, entered into by each of Chain Bridge Group and CB Co-Investment, immediately upon approval of the Amendment Proposal at the Meeting, Chain Bridge Group and CB Co-Investment exercised their right to convert all of their Class B ordinary shares (an aggregate of 2,559,000 Class B ordinary shares) on a one-for-one basis into an aggregate of 2,559,000 Class A ordinary shares which are not be entitled to receive funds from the Trust Account through redemptions or otherwise

After the redemptions and conversions discussed above, 3,565,683 shares of Class A ordinary shares are outstanding, including Class A ordinary shares included in our units, and 3,191,000 shares of Class B ordinary shares are outstanding.

On February 21, 2024, the Board of Directors appointed Oliver Wiener as a director. In connection with Mr. Wiener’s appointment, the Board of Directors increased its size to five (5) directors. Mr. Wiener will not receive compensation of any kind for service to the Board prior to the consummation of an initial Business Combination. On February 21, 2024, Mr. Wiener become a party to the Letter Agreement, and became bound by, and subject to, all of the terms and conditions of the Letter Agreement, including certain transfer restrictions with respect to the Company’s securities.

On February 21, 2024, the Company entered into a letter agreement with Mr. Wiener, pursuant to which, among other things, the Company agreed to grant Mr. Wiener 50,000 RSUs, to be issued after the consummation of an initial business combination and approval of an equity incentive plan by the Company’s shareholders, subject to the terms and conditions set forth therein.