Form 10-Q
period 2024-03-31
Chain Bridge I
filed 2024-05-14
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 37,669 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,528,014 Class A ordinary shares, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,031,157 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$5,115	$3,898
Prepaid expenses	45,833	3,148
Total current assets	50,948	7,046
Investments held in Trust Account	11,192,019	45,356,234
Total Assets	$11,242,967	$45,363,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$267,325	$9,065
Accrued expenses	234,809	59,430
Total current liabilities	502,134	68,495
Fulton AC Note	150,319	—
Derivative liabilities	1,102,500	112,460
Contingently issuable private placement warrants	57,500	5,865
Total Liabilities	1,812,453	186,820

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,006,683 and 4,151,134 shares at redemption value of $11.019 and $10.902 per share at March 31, 2024 and December 31, 2023, respectively	11,092,019	45,256,234

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 and no non-redeemable shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	256	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 and 5,750,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	319	575
Additional paid-in capital	519,806	863,326
Accumulated deficit	(2,181,886)	(943,675)
Total shareholders’ deficit	(1,661,505)	(79,774)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$11,242,967	$45,363,280

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2024	2023
General and administrative expenses	$510,056	$234,924
General and administrative expenses - related party	30,000	90,000
Loss from operations	(540,056)	(324,924)
Other (expense) income:
Change in fair value of derivative liabilities	(990,040)	449,703
Change in fair value of convertible note - related party	—	70,040
Change in fair value of contingently issuable private placement warrants	(51,635)	—
Income from investments held in Trust Account	343,520	2,613,317
Net (loss) income	$(1,238,211)	$2,808,136

Weighted average shares outstanding of redeemable shares, basic and diluted	2,354,305	23,000,000
Basic and diluted net (loss) income per share, redeemable shares	$(0.15)	$0.10
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net (loss) income per share, nonredeemable shares	$(0.15)	$0.10

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,545,834)	$(3,545,259)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,238,211)	$2,808,136
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	990,040	(449,703)
Change in fair value of convertible note - related party	—	(70,040)
Change in fair value of contingently issuable private placement warrants	51,635	—
Income from investments held in Trust Account	(343,520)	(2,613,317)
Changes in operating assets and liabilities:
Prepaid expenses	(42,685)	35,625
Accounts payable	258,260	37,612
Accrued expenses	175,379	(5,433)
Net cash used in operating activities	(149,102)	(257,120)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	34,530,235	—
Cash deposited in Trust Account	(22,500)	—
Net cash provided by investing activities	34,507,735	—

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	22,500	—
Proceeds from Fulton AC Note	150,319	391,000
Redemption of Class A ordinary shares	(34,530,235)	—
Net cash (used in) provided by financing activities	(34,357,416)	391,000

Net change in cash	1,217	133,880

Cash — beginning of the period	3,898	116,320
Cash — end of the period	$5,115	$250,200

Supplemental schedule of noncash financing activities:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$343,520	$2,613,317

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Chain Bridge I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”) that the Company had not yet identified as of March 31, 2024. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

All activity for the period from January 21, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to Chain Bridge Group (“CBG”) and CB Co-Investment LLC (“CB Co-Investment”), generating proceeds of approximately $10.6 million (Note 4).

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,150 thousand at no interest (the “CB Co-Investment Loan”). On November 16, 2022, CBG agreed to loan the Company up to $1,200 thousand pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account (as defined below) to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CBG, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. The Additional Convertible Note was terminated on December 29, 2023.

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

On October 13, 2022, the Company approved the grant of 30,000 restricted stock units (“RSUs”) to David G. Brown, then a member of the Board of Directors. Such RSU grant terminated effective December 29, 2023 upon Mr. Brown’s resignation from the Board. (see Note 6).On May 10, 2023, the Company, CBG, and CB Co-Investment entered into non-redemption agreements with several unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 4,000,000 ordinary shares of the Company sold in its Initial Public Offering at an extraordinary general meeting of its shareholders held on May 12, 2023 (the “Special Meeting”). In exchange for the foregoing commitments not to redeem such shares, CBG and CB Co-Investment, as applicable, agreed to transfer to such third parties an aggregate of 1,000,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial Business Combination. Such transfer of ordinary shares of the Company shall be effected immediately following the consummation of the Company’s initial Business Combination if such third party or third parties continued to hold such shares through the Special Meeting. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account.

At the Special Meeting, the shareholders of the Company approved the amendment to the Company’s amended and restated memorandum and articles of incorporation (as amended from time to time, the “Amended and Restated Memorandum and Articles of Association”), which extended the date to consummate a Business Combination from May 15, 2023 to November 15, 2023, and allowed the board of directors of the Company (the “Board”), without another shareholder vote, to elect to further extend the date to consummate a Business Combination after November 15, 2023 up to three times, by an additional month each time, up to February 15, 2024. In November and December 2023, the Company’s Board elected to extend the date through December 15, 2023 and January 15, 2024, respectively.

On June 13, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Notice”). The Notice additionally indicates that the Company, pursuant to the Listing Rules, had until July 28, 2023 to submit a plan to regain compliance. The Company did not submit to Nasdaq such a plan to regain compliance. Effective September 8, 2023, the Company’s warrants ceased trading on the Nasdaq Global Market.

On June 14, 2023, the Board approved the grant of 30,000 restricted stock units (“RSUs”) to Roger Lazarus as compensation for services provided to the Company. Such RSUs will be granted to Mr. Lazarus upon consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued, subject to the 2023 RSU Letter Agreement (as defined below). Such RSU grant terminated effective April 1, 2024 upon Mr. Lazarus’ resignation as Chief Financial Officer of the Company. (see Note 6).

Effective as of December 4, 2023, the Company’s Class A ordinary shares and Units ceased trading on the Nasdaq Global Market and commenced trading on the Nasdaq Capital Market.

On December 29, 2023 (the “Closing Date”), the Company, CBG, CB Co-Investment and Fulton AC I LLC (“Fulton AC”), consummated the transactions contemplated by that certain Securities Purchase Agreement (the “Securities Purchase Agreement”), dated December 8, 2023, pursuant to which Fulton AC acquired from the CBG and CB Co-Investment an aggregate of (i) 3,035,000 Class B ordinary shares and (ii) warrants to purchase 7,385,000 Class A ordinary shares exercisable 30 days after the consummation of the Company’s initial Business Combination.

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

(2) CBG, CB Co-Investment and Mr. Lazarus, our then Chief Financial Officer, entered into voting agreements (the “Voting Agreements”) pursuant to which they agreed to vote all of the voting securities of the Company that each of them is entitled to vote as of the date thereof or thereafter in favor of the Amendment Proposal (as defined below). Class A ordinary shares issued upon conversion of Class B ordinary shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise. Pursuant to the Voting Agreements, each of CBG, CB Co-Investment and Mr. Lazarus have also agreed to irrevocably exercise such right to convert all of their Class B ordinary shares immediately upon such approval.

(3) Fulton AC, CBG, CB Co-Investment and certain individuals entered into an amendment (the “Letter Agreement Amendment”) to that certain letter agreement, dated November 9, 2021, by and among CBG, CB Co-Investment and certain individuals (the “Letter Agreement”), pursuant to which Fulton AC agreed to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement and agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims.

(4) That certain services agreement, dated November 9, 2021, by and between the Company and CBG pursuant to which CBG provided office space, administrative and support services, was terminated.

(5) The Company and Franklin Strategic Series – Franklin Growth Opportunities Fund (“Franklin”) entered into a Letter Agreement terminating that certain Forward Purchase Agreement, dated November 1, 2021, by and between the Company and Franklin (the “Forward Purchase Agreement”).

(6) Additionally, CBG irrevocably agreed to terminate all outstanding loans to the Company, which included the Additional Convertible Note.

On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”) at no interest in the same form and on the same terms as the Additional Convertible Note. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Effective as of the Closing Date, all of the Company’s officers, other than the Chief Financial Officer, and the entirety of the Board resigned. Further, the size of the Board was decreased from five to four members. Prior to resigning, the Board appointed Andrew Cohen, Daniel Wainstein, Lewis Silberman and Paul Baron to fill the Board vacancies and appointed Mr. Cohen as Chief Executive Officer of the Company. Mr. Lazarus, the Company’s Chief Financial Officer continued to serve as the Chief Financial Officer of the Company until his resignation on April 1, 2024. The Board appointed Andrew Kucharchuk as Chief Financial Officer of the Company, effective April 1, 2024.

On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 RSUs of the Company, respectively, subject to the terms and conditions set forth therein, including consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued (each, a “RSU Award Letter”). The RSU Award Letter issued to Mr. Lazarus terminated effective upon his resignation on April 1, 2024.

On January 15, 2024, the Board approved extending the Company’s business operations for an additional month, until February 15, 2024, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association.

On February 7, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved a proposal (the “Amendment Proposal”) to amend and restate, by way of a special resolution, the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Second Amended and Restated Memorandum and Articles of Association”), to

(1)extend from February 15, 2024 (the “Existing Termination Date”) to November 15, 2024 (the “Extended Termination Date”), the date (the “Termination Date”) by which, if the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

(2)provide for the right of the holders of our Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of our Class A ordinary shares, par value $0.0001 per share, on a one-to-one basis at the election of such holders. Class A ordinary shares issued upon conversion of Class B ordinary shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise; and

(3)to remove a statement that there are no limits on the number of ordinary shares which may be issued by the Company and to clarify that the Company may, but is not required to, issue certificates to evidence ownership of ordinary shares of the Company.

In connection with the Meeting, the holders of an aggregate of 3,144,451 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34,530,234.77 in cash held in the Trust Account.

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

Pursuant to those certain Voting Agreements, dated December 29, 2023, entered into by each of CBG and CB Co-Investment, effective upon our adoption of the Second Amended and Restated Memorandum and Articles of Association, CBG and CB Co-Investment exercised their right to convert all of their Class B ordinary shares (an aggregate of 2,559,000 Class B ordinary shares) on a one-for-one basis into an aggregate of 2,559,000 Class A ordinary shares, which are not be entitled to receive funds from the Trust Account through redemptions or otherwise.

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. The Company expects the pro rata price to be at least $10.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC Topic 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon the consummation of such Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Second Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers agreed to vote their Class B ordinary shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers agreed to waive their redemption rights with respect to their Class B ordinary shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of Fulton AC.

Notwithstanding the foregoing, the Company’s Second Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had $5,115 in its operating bank account and a working capital deficit of $451,186.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of Class B ordinary shares (as defined in Note 5) and a loan from related party of approximately $244,000. The Company fully repaid the Note on November 17, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the Private Placement held outside of the Trust Account and the issuance of the Convertible Note, the Additional Convertible Note and the Fulton AC Note. On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to the Fulton AC Note at no interest in the same form and on the same terms as the Additional Convertible Note with CBG which was terminated on December 29, 2023. As of March 31, 2024, the Company drew $150,319 on the Fulton AC Note.

The Company has until November 15, 2024 to consummate an initial Business Combination. If the Company has not consummated a Business Combination by November 15, 2024, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the FDIC coverage limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements” (“ASC Topic 820”), equal or approximate the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the derivative warrant liabilities were charged to operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of the financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated. As of March 31, 2024 and December 31, 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 1,006,683 and 4,151,134 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

On May 12, 2023, the Company held the Special Meeting at which the Company’s shareholders approved a proposal to amend the Company’s existing Amended and Restated Memorandum and Articles of Association to extend from May 15, 2023 to November 15, 2023 (the “Extended Date”) and to allow the board of directors of the Company, without another shareholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to three times, by an additional month each time, up to February 15, 2024, the date by which, if the Company has not consummated an initial Business Combination, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares sold in the Company’s Initial Public Offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account.

On December 13, 2023 and January 15, 2024, the Board adopted resolutions to extend the Company’s business operations until January 15, 2024 and February 15, 2024, respectively.

On February 7, 2024, the Company held the Meeting, at which the shareholders voted on the Amendment Proposal.  Shareholders voted to approve the Amendment Proposal. In connection with the Meeting, the holders of an aggregate of 3,144,451 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34,530,234.77 in cash held in the Trust Account.

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

As of March 31, 2024 and December 31, 2023, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022 (audited)	$237,696,114
Plus:
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	5,165,552
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	248,593
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, December 31, 2023 (audited)	45,256,234
Less:
Redemptions of Class A ordinary shares	(34,530,235)
Plus:
Proceeds received from Sponsor for Trust Account contribution	22,500
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	343,520
Class A ordinary shares subject to possible redemption, March 31, 2024 (unaudited)	$11,092,019

Net Income Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three month ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	March 31 ,
	2024 (unaudited)		2023 (unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(359,701)	$(878,510)	$2,246,509	$561,627

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,354,305	5,750,000	23,000,000	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.15)	$(0.15)	$0.10	$0.10

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

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

Fulton AC, CBG, CB Co - Investment, and the current and former executive officers and directors of the Company, agreed not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property, Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Class B ordinary shares will be released from the lockup.

Pursuant to those certain Voting Agreements, dated December 29, 2023, entered into by each of CBG and CB Co - Investment, immediately upon approval of the Amendment Proposal at the Meeting, CBG and CB Co - Investment exercised their right to convert all of their Class B ordinary shares (an aggregate of 2,559,000 Class B ordinary shares) on a one - for - one basis into an aggregate of 2,559,000 Class A ordinary shares which are not entitled to receive funds from the Trust Account through redemptions or otherwise.

Related Party Loans

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants (“Loan Conversion Warrants”), upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the condensed balance sheet and marked to market as of March 31, 2024.

Additionally, CBG irrevocably agreed to terminate all outstanding loans to the Company. Accordingly, all debt proceeds received under the Additional Convertible Note was recognized as a capital contribution from CBG.

Working Capital Loan

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant the Fulton AC Note. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants.

The Company accounts for its Fulton AC Note within the scope of ASC 815 and has elected to bifurcate the embedded derivative within the convertible promissory note. The fair value of the embedded conversion feature upon the issuance of the Fulton AC Note is de minimis. As of March 31, 2024 and December 31, 2023, there was $150,319 and $0, respectively, outstanding under the Fulton AC Note.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay CBG $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with CBG, to increase the amount payable to CBG (in an amount not to exceed the aggregate sum of $30,000 per month). For the three months ended March 31, 2024, the Company incurred expenses of $30,000 under this agreement. For the three months ended March 31, 2023, the Company incurred expenses of $90,000 under this agreement.

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

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of March 31, 2024 and December 31, 2023, the Company had $30,000 and $0, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

Forward Purchase Agreement

The Forward Purchase Agreement provided for the purchase by Franklin, in the aggregate, of 6,000,000 Forward Purchase Securities, for an aggregate purchase price of $40.0 million, with each Forward Purchase Security consisting of one Class A ordinary share and one-half of one redeemable warrant in each case, for an aggregate of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for $10.00 per Forward Purchase Security, in a private placement to close substantially concurrently with the closing of the initial Business Combination. Effective as of the Closing Date, in connection with the Securities Purchase Agreement, the Company and Franklin entered into a Letter Agreement terminating the Forward Purchase Agreement.

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

Letter and Joinder Agreement

On October 13, 2022, David G. Brown executed a joinder to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement, including to vote any Class B ordinary shares and Class A ordinary shares held by him in favor of the Company’s initial Business Combination and certain transfer restrictions with respect to the Company’s securities. On October 13, 2022, the Company entered into letter agreements with Mr. Brown, pursuant to which, among other things, the Company agreed to grant to him 30,000 RSUs, subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued. Such RSU grant terminated on December 29, 2023 upon Mr. Brown’s resignation from the Board.

Pursuant to the Letter Agreement dated June 15, 2023 (“2023 RSU Letter Agreement”) and Joinder Agreement dated June 20, 2023 (the “Joinder Agreement”), the Company agreed to grant to Mr. Lazarus 30,000 RSUs of the Company subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued and Mr. Lazarus agreed to vote any Class B ordinary shares and Class A ordinary shares held by him in favor of the Company’s initial Business Combination, to facilitate the liquidation and winding up of the Company if an initial Business Combination is not consummated within the time period required by its Second Amended and Restated Memorandum and Articles of Association and to certain transfer restrictions with respect to the Company’s securities. The 2023 RSU Letter Agreement terminated on April 1, 2024 upon Mr. Lazarus’ resignation as Chief Financial Officer of the Company. Pursuant to the Joinder Agreement, Mr. Lazarus became a party to that certain Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Company, CBG, CB Co-Investment and certain equity holders of the Company, which provides for, among other things, customary demand and piggy-back registration rights.

On December 29, 2023, the Letter Agreement was amended to add Fulton AC as a party thereto, subject to all of the terms and conditions of the Letter Agreement. Pursuant to the Letter Agreement Amendment, Fulton AC also agreed that it will indemnify the Trust Account for certain amounts as further described in Note 1.

On December 29, 2023, each Mr. Wainstein, Mr. Cohen, Mr. Silberman and Mr. Baron executed joinders to become a party to the Letter Agreement and be bound by, and subject to, all of the terms and conditions of the Letter Agreement, including to vote any Class B ordinary shares and Class A ordinary shares held by each of them in favor of the Company’s initial Business Combination and certain transfer restrictions with respect to the Company’s securities. On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 RSUs, respectively, subject to the terms and conditions set forth therein, including consummation of the Business Combination and shareholder approval of an equity plan pursuant to which RSUs would be issued.

On February 21, 2024, the Board of Directors appointed Oliver Wiener as a director. In connection with Mr. Wiener’s appointment, the Board increased its size to five (5) directors. Mr. Wiener will not receive compensation of any kind for service to the Board prior to the consummation of an initial Business Combination. On February 21, 2024, Mr. Wiener become a party to the Letter Agreement, and became bound by, and subject to, all of the terms and conditions of the Letter Agreement, including certain transfer restrictions with respect to the Company’s securities.

On February 21, 2024, the Company entered into a letter agreement with Mr. Wiener, pursuant to which, among other things, the Company agreed to grant Mr. Wiener 50,000 RSUs, to be issued after the consummation of an initial Business Combination and approval of an equity incentive plan by the Company’s shareholders, subject to the terms and conditions set forth therein.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 1,006,683 and 4,151,134 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets, respectively. As of March 31, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying condensed balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 3,191,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the board of directors for any reason. The provisions of the Second Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

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

Note 8 —Warrants

As of March 31, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board and, in the case of any such issuance to Franklin, CBG, CB Co-Investment and each other holder of Class B ordinary shares upon the consummation of the Initial Public Offering or their affiliates, without taking into account any Class B ordinary shares held by CBG, CB Co-Investment and each other holder of Class B ordinary shares upon the consummation of the Initial Public Offering or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price (and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “— Redemption of warrants for cash when the price per class A ordinary share equals or exceeds $18.00” and “— Redemption of warrants for Class A ordinary shares when the price per class A ordinary share equals or exceeds $10.00” as described below).

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

●in whole and not in part;
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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2024 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$11,192,019	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$57,500	$—
Derivative liabilities- Public Warrants	$575,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$527,500	$—

December 31, 2023 (audited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$45,356,234	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$5,865	$—
Derivative liabilities- Public Warrants	$58,650	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$53,810	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2024.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2022, the fair value of the Forward Purchase Securities were measured using a Monte Carlo simulation, and the fair value of the Convertible Note was measured using a Black-Scholes model. Inherent in a Monte Carlo simulation and Black-

Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. As of March 31, 2024 and December 31, 2023, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at March 31, 2024 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants (unaudited):

Exercise price	$11.50
Stock price	$11.23
Term (years)	5.55
Volatility	6.0%
Risk-free rate	4.12%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2023 measurement date (audited):

Exercise price	$11.50
Stock price	$10.85
Term (years)	5.67
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the three months ended March 31, 2023, is summarized as follows:

Derivative liabilities at January 1, 2023 (unaudited)	$342,235
Change in fair value of derivative warrant liabilities	(7,603)
Derivative liabilities at March 31, 2023 (unaudited)	$334,632

The change in the fair value of the Convertible Note – related party measured using Level 3 inputs the three months ended March 31, 2023, is summarized as follows:

Convertible note - related party at January 1, 2023 (unaudited)	$1,431,546
Additional issuance of convertible note - related party	391,000
Change in fair value of convertible note - related party	(70,040)
Convertible note - related party at March 31, 2023 (unaudited)	$1,752,506

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed interim financial statements were issued. Except for the identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed interim financial statements.

On April 1, 2024, Mr. Lazarus, the Chief Financial Officer of the Company notified the Board of his resignation, effective immediately. Mr. Lazarus will serve as an advisor to the Company through the end of April 2024 to ensure a smooth transition. Andrew Kucharchuk, age 43, succeeded Mr. Lazarus as the Company’s Chief Financial Officer, effective April 1, 2024 (see Note 10). As consideration for Mr. Lazarus serving as an advisor through the end of April 2024, the Company entered into a letter agreement with Mr. Lazarus, dated April 18, 2024, pursuant to which, among other things, the Company agreed to grant him 30,000 RSUs in the target company, subject to the terms and conditions set forth therein, including consummation of the Business Combination.

Mr. Kucharchuk will be compensated pursuant to a consulting agreement by and between Mr. Kucharchuk and Fulton AC. Pursuant to such consulting agreement, Mr. Kucharchuk will be entitled to receive $7,500 upon execution of such consulting agreement and $7,500 per month during the term of such consulting agreement, which ends on August 31, 2024, and Mr. Kucharchuk may be eligible (but not entitled to) special performance bonuses, in such form and amount, if any, to be determined by Fulton AC in its sole discretion.

On April 4, 2024, Mr. Kucharchuk become a party to the Letter Agreement, and became bound by, and subject to, all of the terms and conditions of the Letter Agreement, including certain transfer restrictions with respect to the Company’s securities. Mr. Kucharchuk also entered into an Indemnification Agreement in the form previously disclosed by the Company providing him contractual rights to indemnification in addition to the indemnification provided for in the Company’s Second Amended and Restated Memorandum and Articles of Association.

On May 9, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Fulton, pursuant to which Fulton and the Company agreed to exchange (the “Exchange”) the Fulton AC Note for a new unsecured non-interest bearing convertible promissory note (the “New Note”).  The New Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the New Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange.

As provided under the Exchange Agreement, following the delivery of the New Note, the Fulton AC Note was cancelled, with the Company owing no further obligations thereunder. The issuance of the New Note in exchange for the Fulton AC Note was made pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

As of May 10, 2024, there was $296,665 outstanding under New Note.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks uncertainties and assumptions about us that may cause our actual result levels of activity performance or achievements to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Liquidity and Going Concern

As of March 31, 2024, we had cash of $5,115 and a working capital deficit of $451,186.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of March 31, 2024, the fair value of converted loan was $57,500 which is included in contingently issuable private placement warrants on the accompanying condensed balance sheet as of March 31, 2024.

The Company has until November 15, 2024 to consummate an initial Business Combination. If the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2024, we had a net loss of approximately $1.2 million, which consisted of loss from the change in fair value of derivative liabilities of approximately $1.0 million, loss from change in fair value of contingently issuable private placement warrants of approximately $52,000, and general and administrative expenses of approximately $510,000 and general and administrative expenses to related party of $30,000, offset by investment income on the Trust Account of approximately $344,000.

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

Contractual Obligations

Registration Rights and Shareholder Rights

The holders of Class B ordinary shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Class B ordinary shares), were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 and ASC Topic 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. As of March 31, 2024 and December 31, 2023, the fair value of the Forward Purchase Securities are measured using a Monte Carlo simulation, and the fair value of the Convertible Note is measured using Black-Scholes model. As of March 31, 2024 and December 31, 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants. The Forward Purchase Securities were terminated as of December 29, 2023.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 1,006,683 and 4,151,134, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income Per Share

We comply with accounting and disclosure requirements of ASC Topic 260. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed interim financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.    Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. You should review the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 actually occur, our business, financial condition and results of operations could be adversely affected.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits.

Exhibit Number	Description
4.1	Form of Exchange Note.*

10.1	Exchange Agreement by and between Chain Bridge I and Fulton AC I LLC, dated May 9, 2024.*

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed or furnished herewith.
+

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2024.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer