Form 10-Q
period 2024-06-30
Chain Bridge I
filed 2024-08-16
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, there were 37,669 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,528,014 Class A ordinary shares, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,031,157 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$2,267	$3,898
Prepaid expenses	61,333	3,148
Total current assets	63,600	7,046
Investments held in Trust Account	11,347,748	45,356,234
Total Assets	$11,411,348	$45,363,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$346,051	$9,065
Accrued expenses	615,477	59,430
Total current liabilities	961,528	68,495
Exchange Note	296,942	—
Derivative liabilities	1,102,500	112,460
Contingently issuable private placement warrants	57,500	5,865
Total Liabilities	2,418,470	186,820

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,006,683 and 4,151,134 shares at redemption value of $11.173 and $10.902 per share at June 30, 2024 and December 31, 2023, respectively	11,247,748	45,256,234

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 and no non-redeemable shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	256	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 and 5,750,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	319	575
Additional paid-in capital	374,077	863,326
Accumulated deficit	(2,629,522)	(943,675)
Total shareholders’ deficit	(2,254,870)	(79,774)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$11,411,348	$45,363,280

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
General and administrative expenses	$563,365	$528,502	$1,073,421	$763,426
General and administrative expenses - related party	30,000	90,000	60,000	180,000
Loss from operations	(593,365)	(618,502)	(1,133,421)	(943,426)
Other income (expense):
Change in fair value of derivative liabilities	—	792,821	(990,040)	1,242,524
Change in fair value of convertible note - related party	—	(6,886)	—	63,154
Change in fair value of contingently issuable private placement warrants	—	—	(51,635)	—
Income from investments held in Trust Account	145,729	1,638,070	489,249	4,251,387
Total other income (expense), net	145,729	2,424,005	(552,426)	5,557,065
Net (loss) income	$(447,636)	$1,805,503	$(1,685,847)	$4,613,639

Weighted average shares outstanding of redeemable shares, basic and diluted	1,006,683	13,886,263	1,680,494	18,417,955
Basic and diluted net (loss) income per share, redeemable shares	$(0.07)	$0.09	$(0.23)	$0.19
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, nonredeemable shares	$(0.07)	$0.09	$(0.23)	$0.19

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)
Net loss	—	—	—	—	—	(447,636)	(447,636)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(145,729)	—	(145,729)
Balance - June 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$374,077	$(2,629,522)	$(2,254,870)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	—	5,750,000	575	—	(3,545,834)	(3,545,259)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Net income	—	—	—	—	—	1,805,503	1,805,503
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,638,070)	(1,638,070)
Balance - June 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,378,401)	$(3,377,826)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,685,847)	$4,613,639
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	990,040	(1,242,524)
Change in fair value of convertible note - related party	—	(63,154)
Change in fair value of contingently issuable private placement warrants	51,635	—
Income from investments held in Trust Account	(489,249)	(4,251,387)
Changes in operating assets and liabilities:
Prepaid expenses	(58,185)	131,551
Accounts payable	336,986	167,225
Accrued expenses	556,047	20,276
Net cash used in operating activities	(298,573)	(624,374)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	34,530,235	197,854,025
Cash deposited in Trust Account	(32,500)	—
Net cash provided by investing activities	34,497,735	197,854,025

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	32,500	—
Proceeds from convertible note – related party	—	544,600
Proceeds from Fulton AC Note	296,942	—
Redemption of Class A ordinary shares	(34,530,235)	(197,854,025)
Net cash used in financing activities	(34,200,793)	(197,309,425)

Net change in cash	(1,631)	(79,774)

Cash — beginning of the period	3,898	116,320
Cash — end of the period	$2,267	$36,546

Supplemental schedule of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$—	$4,802,931
Fair value of transferred Class B shares (non-redemption agreements)	$—	$(4,802,931)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$489,249	$4,251,387

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Chain Bridge I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”) that the Company had not yet identified as of June 30, 2024. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

All activity for the period from January 21, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

On October 13, 2022, the Company approved an agreement to grant 30,000 restricted stock units (“RSUs”) to David G. Brown, then a member of the Board of Directors, upon satisfaction of certain circumstances, including the consummation of the Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued. Such RSU grant agreement terminated effective December 29, 2023 upon Mr. Brown’s resignation from the Board. (see Note 6).On May 10, 2023, the Company, CBG, and CB Co-Investment entered into non-redemption agreements with several unaffiliated third parties in exchange for such third parties agreeing not to redeem an aggregate of 4,000,000 ordinary shares of the Company sold in its Initial Public Offering at an extraordinary general meeting of its shareholders held on May 12, 2023 (the “Special Meeting”). In exchange for the foregoing commitments not to redeem such shares, CBG and CB Co-Investment, as applicable, agreed to transfer to such third parties an aggregate of 1,000,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, plus up to an additional aggregate of 500,000 ordinary shares of the Company held by CBG or CB Co-Investment, as applicable, with such number of additional ordinary shares of the Company to be determined based upon the date of the consummation of the Company’s initial Business Combination. Such transfer of ordinary shares of the Company shall be effected immediately following the consummation of the Company’s initial Business Combination if such third party or third parties continued to hold such shares through the Special Meeting. In connection with such shareholder vote, the holders of an aggregate of 18,848,866 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $197,854,025 in cash held in the Trust Account.

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

On June 13, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company’s aggregate market value of its outstanding warrants was less than $1 million, the Company was no longer in compliance with the Nasdaq Global Market continued listing criteria set forth in Listing Rule 5452(b)(C), which requires the Company to maintain an aggregate market value of its outstanding warrants of at least $1 million (the “Warrant Notice”). The Warrant Notice additionally indicates that the Company, pursuant to the Listing Rules, had until July 28, 2023 to submit a plan to regain compliance. The Company did not submit to Nasdaq such a plan to regain compliance. Effective September 8, 2023, the Company’s warrants ceased trading on the Nasdaq Global Market.

On June 14, 2023, the Board approved an agreement to grant of 30,000 RSUs to Roger Lazarus as compensation for services provided to the Company, upon satisfaction of certain circumstances. Such RSUs will be granted to Mr. Lazarus upon consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued, subject to the 2023 RSU Letter Agreement (as defined below). Such RSU grant agreement terminated effective April 1, 2024 upon Mr. Lazarus’ resignation as Chief Financial Officer of the Company. (see Note 6).

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

On May 9, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Fulton AC, pursuant to which Fulton AC and the Company agreed to exchange (the “Exchange”) the Fulton AC Note for a new unsecured non - interest bearing convertible promissory note (the “New Note”). The New Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the New Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. No new consideration was paid in conjunction with the Exchange.

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

On December 29, 2023, the Company entered into letter agreements with each Mr. Silberman, Mr. Baron and Mr. Lazarus, pursuant to which, among other things, the Company agreed to grant each of them 50,000, 50,000 and 70,000 RSUs of the Company, respectively, subject to the terms and conditions set forth therein, including consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued (each, a “RSU Award Letter”). The RSU Award Letter issued to Mr. Lazarus terminated effective upon his resignation on April 1, 2024. As discussed in Note 6 below, on February 21, 2024, the Board of Directors appointed Oliver Wiener as a director and agreed to grant Mr. Wiener 50,000 RSUs, to be issued after the consummation of an initial Business Combination and approval of an equity incentive plan by the Company’s shareholders, subject to the terms and conditions set forth therein.

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

Pursuant to those certain Voting Agreements, dated December 29, 2023, entered into by each of CBG and CB Co-Investment, effective upon our adoption of the Second Amended and Restated Memorandum and Articles of Association, CBG and CB Co-Investment exercised their right to convert all of their Class B ordinary shares (an aggregate of 2,559,000 Class B ordinary shares) on a one-for-one basis into an aggregate of 2,559,000 Class A ordinary shares, which are not entitled to receive funds from the Trust Account through redemptions or otherwise.

After the redemptions and conversions discussed above, 3,565,683 shares of Class A ordinary shares are outstanding, including Class A ordinary shares included in our units, and 3,191,000 shares of Class B ordinary shares are outstanding.

On April 1, 2024, Mr. Lazarus, the Chief Financial Officer of the Company notified the Board of his resignation, effective immediately. Mr. Lazarus served as an advisor to the Company through the end of April 2024 to ensure a smooth transition. Andrew Kucharchuk, succeeded Mr. Lazarus as the Company’s Chief Financial Officer, effective April 1, 2024. As consideration for Mr. Lazarus serving as an advisor through the end of April 2024, the Company entered into a letter agreement with Mr. Lazarus, dated April 18, 2024, pursuant to which, among other things, the Company agreed to grant him 30,000 RSUs in the target company, subject to the terms and conditions set forth therein, including consummation of the Business Combination.

Mr. Kucharchuk will be compensated pursuant to a consulting agreement by and between Mr. Kucharchuk and Fulton AC. Pursuant to such consulting agreement, Mr. Kucharchuk received $7,500 upon execution of such consulting agreement and will be entitled to receive $7,500 per month during the term of such consulting agreement, which ends on August 31, 2024, and Mr. Kucharchuk may be eligible (but not entitled to) special performance bonuses, in such form and amount, if any, to be determined by Fulton AC in its sole discretion.

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

On June 20, 2024, the Company, received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company no longer complies with the Nasdaq Capital Market continued listing criteria set forth in Listing Rule 5550(a)(3), which requires the Company to maintain a minimum of 300 public holders (the “Minimum Public Holder Notice”). The Minimum Public Holder Notice indicates that the Company, pursuant to the Listing Rules, has 45 calendar days to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Minimum Public Holder Notice to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

The Minimum Public Holder Notice serves only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company has timely submitted a plan to regain compliance with Rule 5550(a)(3), which contained evidence that the Company has regained compliance, and is awaiting Nasdaq's response. There can be no assurance that Nasdaq will accept such evidence or when it will do so. While the Company is exercising diligent efforts to maintain the listing of its securities on the Nasdaq Capital Market, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq Capital Market minimum number of public holders requirement. In addition, if the Company does not meet the minimum number of public holders requirement by the end of the 180 calendar day compliance period, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In the event the Company receives notice that its securities are being delisted, Nasdaq rules permit the Company to appeal any delisting determination by Nasdaq staff to a hearings panel.

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

Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to waive their liquidation rights with respect Class B ordinary shares held by them if the Company fails to complete a Business Combination by the Termination Date. However, if such shareholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination by the Termination Date. The underwriters agreed to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the Termination Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. The Marketing Fee was waived as of December 29, 2023.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had $2,267 in its operating bank account and a working capital deficit of $897,928.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the New Note. The New Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the New Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of June 30, 2024, the Company has an outstanding balance of $296,942 under the New Note.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC ”) coverage limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the condensed balance sheet and marked to market at each reporting period (Note 5). As of June 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 1,006,683 and 4,151,134 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

As of June 30, 2024 and December 31, 2023, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022 (audited)	$237,696,114
Plus:
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	5,165,552
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	248,593
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, December 31, 2023 (audited)	45,256,234
Less:
Redemptions of Class A ordinary shares	(34,530,235)
Plus:
Proceeds received from Sponsor for Trust Account contribution	22,500
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	343,520
Class A ordinary shares subject to possible redemption, March 31, 2024 (unaudited)	$11,092,019
Plus:
Proceeds received from Sponsor for Trust Account contribution	10,000
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	145,729
Class A ordinary shares subject to possible redemption, June 30, 2024 (unaudited)	$11,247,748

Net Income Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income is shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(66,694)	$(380,942)	$1,276,805	$528,697	$(381,274)	$(1,304,573)	$3,515,970	$1,097,669

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,006,683	5,750,000	13,886,263	5,750,000	1,680,494	5,750,000	18,417,955	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.07)	$(0.07)	$0.09	$0.09	$(0.23)	$(0.23)	$0.19	$0.19

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Topic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 did not have a material impact on the Company’s condensed interim financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed interim financial statements and disclosures.

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

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants (“Loan Conversion Warrants”), upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the Loan Conversion Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the condensed balance sheet and marked to market as of June 30, 2024.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton AC, pursuant to which Fulton AC and the Company agreed to exchange the Fulton AC Note for the New Note. The New Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the New Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. No new consideration was paid in conjunction with the Exchange.

As provided under the Exchange Agreement, following the delivery of the New Note, the Fulton AC Note was cancelled, with the Company owing no further obligations thereunder. The issuance of the New Note in exchange for the Fulton AC Note was made pursuant to Section 3(a)(9) of the Securities Act.

The Company accounts for its New Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the New Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the New Note is measured at the amount of cash proceeds received from the holder. As of June 30, 2024 and December 31, 2023, there was $296,942 and $0, respectively, outstanding under the New Note.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay CBG $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with CBG, to increase the amount payable to CBG (in an amount not to exceed the aggregate sum of $30,000 per month). For the three and six months ended June 30, 2024, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. For the three and six months ended June 30, 2023, the Company incurred expenses of $90,000 and $180,000 under this agreement, respectively.

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

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of June 30, 2024 and December 31, 2023, the Company had $60,000 and $0, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

The fair value of the Class B ordinary shares were based on a Monte Carlo Model using the following significant inputs:

May 10, 2023
Stock price	$10.42
Risk free rate	4.25%
Remaining life (years)	1.56
Volatility	5.4%
Probability of transaction	40%

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

Bridge Financing Note

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes.

As of June 30, 2024, the outstanding principal balance under the Bridge Financing Note was $1,590,995.12.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 1,006,683 and 4,151,134 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets, respectively. As of June 30, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying condensed balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 3,191,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 8 —Warrants

As of June 30, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2024 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$11,347,748	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$57,500	$—
Derivative liabilities- Public Warrants	$575,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$527,500	$—

December 31, 2023 (audited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$45,356,234	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$5,865	$—
Derivative liabilities- Public Warrants	$58,650	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$53,810	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2024.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2022, the fair value of the Forward Purchase Securities were measured using a Monte Carlo simulation, and the fair value of the Convertible Note was measured using a Black-Scholes model. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. As of June 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants and the contingently issuable Private Placement

Warrants were determined based on the quoted price of the Public Warrants. As of December 31, 2022, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at June 30, 2024 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants (unaudited):

Exercise price	$11.50
Stock price	$11.38
Term (years)	5.30
Volatility	6.0%
Risk-free rate	4.24%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2023 measurement date (audited):

Exercise price	$11.50
Stock price	$10.85
Term (years)	5.67
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities measured using Level 3 inputs for the three and six months ended June 30, 2023, is summarized as follows:

Derivative liabilities at December 31, 2022 (audited)	$342,235
Change in fair value of derivative warrant liabilities	(7,603)
Derivative liabilities at March 31, 2023 (unaudited)	334,632
Change in fair value of derivative warrant liabilities	(132,421)
Derivative liabilities at June 30, 2023 (unaudited)	$202,211

The change in the fair value of the Convertible Note – related party measured using Level 3 inputs the three and six months ended June 30, 2023, is summarized as follows:

Convertible note - related party at December 31, 2022 (audited)	$1,431,546
Additional issuance of convertible note - related party	391,000
Change in fair value of convertible note - related party	(70,040)
Convertible note - related party at March 31, 2023 (unaudited)	1,752,506
Additional issuance of convertible note - related party	153,600
Change in fair value of convertible note - related party	6,886
Convertible note - related party at June 30, 2023 (unaudited)	$1,912,992

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed interim financial statements were issued. Other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed interim financial statements.

On July 22, 2024, the Company, CB Holdings, Inc., a Nevada corporation (“HoldCo”), CB Merger Sub 1, a Cayman Islands exempted company (“CBRG Merger Sub”), Phytanix Bio, a Nevada corporation (the “Phytanix”), and CB Merger Sub 2, Inc., a Nevada corporation (“Phytanix Merger Sub”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). As used herein, “New Phytanix” refers to HoldCo after giving effect to the consummation of the transactions contemplated by the Business Combination Agreement. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Business Combination Agreement.

Business Combination Agreement

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Phytanix. The Business Combination Agreement provides for, among other things, the consummation of the following transactions (the transactions contemplated by the Business Combination Agreement, collectively, the “Business Combination”):

(i)	CBRG Merger Sub will merge with and into the Company (the “CBRG Merger”) and Phytanix Merger Sub will merge with and into Phytanix (the “Phytanix Merger” and, together with the CBRG Merger, the “Mergers”), with the Company and Phytanix surviving the Mergers and, after giving effect to such Mergers, each of the Company and Phytanix becoming a wholly owned subsidiary of HoldCo, on the terms and subject to the conditions in the Business Combination Agreement;
(ii)	(A) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Company (the “CBRG Class A Shares”) will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of HoldCo (the “HoldCo Shares”); and (B) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “CBRG Class B Shares” and together with the CBRG Class A Shares, the CBRG Shares), will be automatically cancelled, extinguished and converted into the right to receive one HoldCo Share;
(iii)	each outstanding warrant to purchase one CBRG Class A Share will be automatically exchanged for a warrant to purchase one HoldCo Share; and
(iv)	(A) each warrant of Phytanix to purchase Phytanix common stock will be exchanged for a warrant to purchase HoldCo Shares; (B) each warrant of Phytanix to purchase Phytanix preferred stock will be exchanged for a warrant to purchase HoldCo preferred stock; (C) all promissory notes of Phytanix issued in connection with its June 2024 financing will be exchanged for HoldCo Series A convertible preferred stock, and any remaining issued and outstanding promissory notes of Phytanix will be automatically and fully cancelled; (D) each share of preferred stock, par value $0.000000001 per share, of Phytanix (the “Phytanix Preferred Stock”) that is issued and outstanding will be automatically converted into shares of HoldCo preferred stock; and (E) all issued and outstanding shares of Phytanix Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Delaware General Corporation Law, as amended, are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive HoldCo Shares based on the exchange ratio set forth in the Business Combination Agreement.

Prior to the closing of the Business Combination (the “Closing”), (A) HoldCo will file with the Secretary of State of the State of Nevada an amended and restated certificate of incorporation of HoldCo, and (B) the board of directors of HoldCo will approve and adopt amended and restated bylaws of HoldCo, each in a form to be mutually agreed between the Company and Phytanix. Following the Business Combination, HoldCo will change its name to Phytanix, Inc. and will be a publicly listed holding company which is expected to be listed on the Nasdaq Capital Market under the ticker symbol “PHYX.”

The Business Combination is expected to close in the fourth quarter of 2024, following the receipt of the required approval by the Company’s and Phytanix’s shareholders and the fulfillment of other customary closing conditions.

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Business Combination is derived from an equity value of $58 million. In addition, HoldCo will issue 17,000 shares of HoldCo Series A convertible preferred stock and issue additional shares of HoldCo preferred stock in exchange for certain short term debt obligations of Phytanix.

The Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. HoldCo has agreed to take all action as may be necessary or appropriate such that, immediately after the Closing, HoldCo’s board of directors will consist of up to seven directors, which shall be divided into three classes and be comprised of seven individuals determined by the Company, Fulton AC and Phytanix prior to the effectiveness of the Registration Statement on Form S-4 (the “Registration Statement”), two of which directors shall be designated by Phytanix, in consultation with the Company and Fulton AC, two of which directors shall be designated by Fulton AC, in consultation with the Company, and three of which directors shall be mutually agreed upon by Fulton AC and Phytanix. In addition, the board of directors of HoldCo will adopt an equity incentive plan and an employee stock purchase plan prior to the closing of the Business Combination.

The obligation of the Company, HoldCo, CBRG Merger Sub, Phytanix Merger Sub and Phytanix to consummate the Business Combination is subject to certain customary closing conditions, including, but not limited to, (i) the absence of any order, law or other legal restraint or prohibition issued by any court of competent jurisdiction or other governmental entity of competent jurisdiction prohibiting or preventing the consummation of the transactions contemplated by the Business Combination Agreement, (ii) the effectiveness of the Registration Statement to be filed by HoldCo, in accordance with the provisions of the Securities Act, registering certain shares of HoldCo to be issued in the Business Combination, (iii) the required approval of Phytanix’s stockholders, (iv) the required approval of the Company’s shareholders, (v) HoldCo having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) after giving effect to the transactions contemplated by the Business Combination Agreement (provided such limitation has not been validly removed from the Second Amended and Restated Memorandum and Articles of Association prior to the Closing Date), (vi) the approval by Nasdaq of HoldCo’s initial listing application in connection with the Business Combination, (vii) entry into employment agreements with certain key Company executives, (viii) formation of a capital markets and financing advisory committee made up of certain CBRG directors, (ix) assumption or cancellation of certain existing Phytanix and Company notes, and (x) entry into an agreement providing for a $100 million equity line of credit with Keystone Capital Partners, LLC or its affiliates.

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of the Company and Phytanix, (ii) by the Company if the representations and warranties of Phytanix are not true and correct or if Phytanix fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by Phytanix if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either the Company or Phytanix if the required approvals are not obtained from the Company’s shareholders after the conclusion of a meeting of the Company’s shareholders held for such purpose at which such shareholders voted on such approvals, (v) by either the Company or Phytanix, if any governmental entity of competent jurisdiction shall have issued an order permanently enjoining, restraining or otherwise prohibiting the transactions contemplated under the Business Combination Agreement and such order shall have become final and nonappealable, (vi) by the Company if Phytanix does not deliver, or cause to be delivered to the Company the written consent of the requisite shareholders of Phytanix adopting and approving the Business Combination and such failure is not cured within specified time periods, and (vii) by either the Company or Phytanix if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the last deadline for the Company to consummate its initial business combination pursuant to the Second Amended and Restated Memorandum and Articles of Association.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of a willful and material breach or fraud and for customary obligations that survive the termination thereof (such as confidentiality obligations).

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Fulton AC, entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) Fulton AC agreed to vote its Class B Ordinary Shares in favor of each of the transaction proposals to be voted upon at the meeting of the Company’s shareholders, including approval of the Business Combination Agreement and the transactions contemplated thereby, (ii) Fulton AC agreed to waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B Ordinary Shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), and (iii) Fulton AC agreed to be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the Closing.

Company Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Phytanix entered into transaction support agreements (collectively, the “Company Transaction Support Agreements”) with the Company and Phytanix, pursuant to which such stockholders of Phytanix agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain covenants and agreements related to the Business Combination.

Investor Rights Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, HoldCo, Fulton AC, and certain Phytanix stockholders entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, Fulton AC, and certain Phytanix stockholders will be granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of HoldCo beneficially owned or owned of record by Fulton AC, certain officers and directors of the Company and HoldCo (including any shares of HoldCo issued pursuant to the Business Combination Agreement) will be subject to a lock-up period beginning on the date the Closing occurs (the “Closing Date”) until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date if a lock up party is an independent director) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of HoldCo Shares equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

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

Liquidity and Going Concern

As of June 30, 2024, we had cash of $2,267 and a working capital deficit of $897,928.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of June 30, 2024, the fair value of converted loan was $57,500 which is included in contingently issuable private placement warrants on the accompanying condensed balance sheet as of June 30, 2024.

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

Results of Operations

Our entire activity since inception up to June 30, 2024 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2024, we had a net loss of approximately $448,000, which consisted of general and administrative expenses of approximately $563,000 and general and administrative expenses to related party of $30,000, offset by investment income on the Trust Account of approximately $146,000.

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

For the six months ended June 30, 2024, we had a net loss of approximately $1.7 million, which consisted of loss from the change in fair value of derivative liabilities of approximately $1.0 million, loss from change in fair value of contingently issuable private placement warrants of approximately $52,000, and general and administrative expenses of approximately $1.1 million and general and administrative expenses to related party of $60,000, offset by investment income on the Trust Account of approximately $489,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of June 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 1,006,683 and 4,151,134, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits.

Exhibit Number	Description
4.1	Form of Exchange Note (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047)).

4.2	Form of Bridge Financing Note (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on June 26, 2024 (File No. 001-41047)).

10.1	Exchange Agreement by and between Chain Bridge I and Fulton AC I LLC, dated May 9, 2024 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047)).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2024.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer