Form 10-Q
period 2024-09-30
Chain Bridge I
filed 2024-11-19
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CBRRF	OTC Markets Group OTCQB Tier

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

As of November 18, 2024, there were 29,707 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 2,985,029 Class A ordinary shares, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,035,138 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1.      Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash	$428,625	$3,898
Prepaid expenses	154,246	3,148
Total current assets	582,871	7,046
Investments held in Trust Account	11,510,382	45,356,234
Total Assets	$12,093,253	$45,363,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$457,951	$9,065
Accrued expenses	611,271	59,430
Total current liabilities	1,069,222	68,495
Exchange Note	296,942	—
Bridge Financing Note	863,235	—
Derivative liabilities	220,500	112,460
Contingently issuable private placement warrants	11,500	5,865
Total Liabilities	2,461,399	186,820

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,006,683 and 4,151,134 shares at redemption value of $11.335 and $10.902 per share at September 30, 2024 and December 31, 2023, respectively	11,410,382	45,256,234

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 and no non-redeemable shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	256	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 and 5,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	319	575
Additional paid-in capital	226,443	863,326
Accumulated deficit	(2,005,546)	(943,675)
Total shareholders’ deficit	(1,778,528)	(79,774)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$12,093,253	$45,363,280

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
General and administrative expenses	$421,658	$170,242	$1,495,079	$933,668
General and administrative expenses - related party	30,000	90,000	90,000	270,000
Loss from operations	(451,658)	(260,242)	(1,585,079)	(1,203,668)
Other income (expense):
Change in fair value of derivative liabilities	882,000	(790,817)	(108,040)	451,707
Change in fair value of convertible note - related party	—	3,640	—	66,794
Change in fair value of contingently issuable private placement warrants	46,000	—	(5,635)	—
Income from investments held in Trust Account	147,634	575,592	636,883	4,826,979
Total other income (expense), net	1,075,634	(211,585)	523,208	5,345,480
Net income (loss)	$623,976	$(471,827)	$(1,061,871)	$4,141,812

Weighted average shares outstanding of redeemable shares, basic and diluted	1,006,683	4,151,134	1,454,251	13,610,089
Basic and diluted net income (loss) per share, redeemable shares	$0.09	$(0.05)	$(0.15)	$0.21
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, nonredeemable shares	$0.09	$(0.05)	$(0.15)	$0.21

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)
Net loss	—	—	—	—	—	(447,636)	(447,636)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(145,729)	—	(145,729)
Balance – June 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$374,077	$(2,629,522)	$(2,254,870)
Net income	—	—	—	—	—	623,976	623,976
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(147,634)	—	(147,634)
Balance - September 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$226,443	$(2,005,546)	$(1,778,528)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,545,834)	$(3,545,259)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Net income	—	—	—	—	—	1,805,503	1,805,503
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,638,070)	(1,638,070)
Balance - June 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,378,401)	$(3,377,826)
Net loss	—	—	—	—	—	(471,827)	(471,827)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(575,592)	(575,592)
Balance - September 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(4,425,820)	$(4,425,245)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,061,871)	$4,141,812
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	108,040	(451,707)
Change in fair value of convertible note - related party	—	(66,794)
Change in fair value of contingently issuable private placement warrants	5,635	—
Income from investments held in Trust Account	(636,883)	(4,826,979)
Changes in operating assets and liabilities:
Prepaid expenses	(151,098)	245,825
Accounts payable	448,886	103,854
Accrued expenses	551,841	26,294
Net cash used in operating activities	(735,450)	(827,695)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	34,530,235	197,854,025
Cash deposited in Trust Account	(47,500)	—
Net cash provided by investing activities	34,482,735	197,854,025

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	47,500	—
Proceeds from convertible note – related party	—	744,600
Proceeds from Exchange Note	296,942	—
Proceeds from bridge financing note	863,235	—
Redemption of Class A ordinary shares	(34,530,235)	(197,854,025)
Net cash used in financing activities	(33,322,558)	(197,109,425)

Net change in cash	424,727	(83,095)

Cash — beginning of the period	3,898	116,320
Cash — end of the period	$428,625	$33,225

Supplemental schedule of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$—	$4,802,931
Fair value of transferred Class B shares (non-redemption agreements)	$—	$(4,802,931)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$636,882	$4,826,979

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO Unaudited CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Chain Bridge I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

All activity for the period from January 21, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

As of the Closing Date, and in connection with the consummation of the transactions contemplated by the Securities Purchase Agreement:

(1) CB Co-Investment irrevocably agreed to convert the $1.15 million CB Co-Investment loan into contingently issuable Private Placement Warrants (as contemplated and defined in that certain Warrant Agreement, dated November 9, 2021 by and between the Company and our transfer agent (the “Warrant Agreement”)), upon consummation of the Company’s initial Business Combination. Pursuant to its terms, if we do not consummate an initial Business Combination, the CB Co-Investment Loan will not be repaid, and 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness of the Company was terminated as of the Closing Date (see Note 5).

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

On May 9, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Fulton AC, pursuant to which Fulton AC and the Company agreed to exchange (the “Exchange”) the Fulton AC Note for a new unsecured non - interest bearing convertible promissory note (the “Exchange Note”). The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. No new consideration was paid in conjunction with the Exchange.

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

On February 7, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved a proposal (the “Amendment Proposal”) to amend and restate, by way of a special resolution, the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Second Amended and Restated Memorandum and Articles of Association”), to

(1) extend from February 15, 2024 (the “Existing Termination Date”) to November 15, 2024 (the “Extended Termination Date”), the date (the “Termination Date”) by which, if the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

(2) provide for the right of the holders of our Class B ordinary shares, par value $0.0001 per share, to convert such shares into shares of our Class A ordinary shares, par value $0.0001 per share, on a one-to-one basis at the election of such holders. Class A ordinary shares issued upon conversion of Class B ordinary shares will not be entitled to receive funds from the Trust Account through redemptions or otherwise; and

(3) to remove a statement that there are no limits on the number of ordinary shares which may be issued by the Company and to clarify that the Company may, but is not required to, issue certificates to evidence ownership of ordinary shares of the Company.

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

On November 14, 2024, the Company held an extraordinary general meeting of its shareholders (the “General Meeting”) at which the shareholders voted to amend and restate, by way of a special resolution, the Company’s 2nd amended and restated memorandum and articles of association, to extend from November 15, 2024 to November 15, 2025, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law (the “Amendment Proposal”).

In connection with the General Meeting, the holders of an aggregate of 550,947 Class A Shares of the Company exercised their right to redeem their shares for an aggregate of approximately $6,336,383 in cash held in the Trust Account.

Additionally, pursuant to Fulton AC’s previously disclosed agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust $4,557 on November 16, 2024 and will contribute to the Trust $4,557 per month on the 16th of each calendar month, commencing on December 16, 2024, until the earliest to occur of the Extended Termination Date, the consummation of the Business Combination or the winding up of the Company.

After the redemptions discussed above, 3,014,736 shares of Class A Ordinary Shares are outstanding, including Class A Ordinary Shares included in 29,707 of the Company’s outstanding units, and 3,191,000 shares of Class B Ordinary Shares are outstanding.

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

Mr. Kucharchuk will be compensated pursuant to a consulting agreement by and between Mr. Kucharchuk and Fulton AC. Pursuant to such consulting agreement, Mr. Kucharchuk received $7,500 upon execution of such consulting agreement and will be entitled to receive $7,500 per month during the term of such consulting agreement and Mr. Kucharchuk may be eligible (but not entitled) to special performance bonuses, in such form and amount, if any, to be determined by Fulton AC in its sole discretion.

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

On June 20, 2024, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company no longer complies with the Nasdaq Capital Market continued listing criteria set forth in Listing Rule 5550(a)(3), which requires the Company to maintain a minimum of 300 public holders (the “Minimum Public Holder Notice”). The Minimum Public Holder Notice indicates that the Company, pursuant to the Listing Rules, has 45 calendar days to submit a plan to regain compliance. If Nasdaq accepts the Company’s plan, the Company will have 180 calendar days from the date of the Minimum Public Holder Notice to evidence compliance. If Nasdaq were to reject the Company’s plan, Nasdaq rules permit the Company to appeal the decision to a hearings panel.

The Company has timely submitted a plan to regain compliance with Rule 5550(a)(3), which contained evidence that the Company has regained compliance.

On September 13, 2024, the Company was notified by Nasdaq that the Company had regained compliance with Public Shareholder Rule.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $428,625 in its operating bank account and a working capital deficit of $486,351.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of September 30, 2024, the Company has an outstanding balance of $296,942 under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes. As of September 30, 2024, the outstanding balance under the Bridge Financing Note was $863,235 in the accompanying condensed balance sheets.

The Company has until November 15, 2025 to consummate an initial Business Combination. If the Company has not consummated a Business Combination by November 15, 2025, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2025. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the condensed balance sheet and marked to market at each reporting period (Note 5). As of September 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 1,006,683 and 4,151,134 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

As of September 30, 2024 and December 31, 2023, the amounts of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022 (audited)	$237,696,114
Plus:
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	5,165,552
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	248,593
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, December 31, 2023 (audited)	$45,256,234
Less:
Redemptions of Class A ordinary shares	(34,530,235)
Plus:
Proceeds received from Sponsor for Trust Account contribution	22,500
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	343,520
Class A ordinary shares subject to possible redemption, March 31, 2024 (unaudited)	$11,092,019
Plus:
Proceeds received from Sponsor for Trust Account contribution	10,000
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	145,729
Class A ordinary shares subject to possible redemption, June 30, 2024 (unaudited)	$11,247,748
Plus:
Proceeds received from Sponsor for Trust Account contribution	15,000
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	147,634
Class A ordinary shares subject to possible redemption, September 30, 2024 (unaudited)	$11,410,382

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (Loss) is shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	(unaudited)				(unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income(loss) per ordinary share
Numerator:
Allocation of net income (loss)	$92,967	$531,009	$(197,817)	$(274,010)	$(214,349)	$(847,522)	$2,911,682	$1,230,130

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,006,683	5,750,000	4,151,134	5,750,000	1,454,251	5,750,000	13,610,089	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.05)	$(0.05)	$(0.15)	$(0.15)	$0.21	$0.21

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed interim financial statements and disclosures.

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination prior to November 15, 2025, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

Fulton AC, CBG, CB Co - Investment and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

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

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the condensed balance sheet and marked to market as of September 30, 2024.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton AC, pursuant to which Fulton AC and the Company agreed to exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. No new consideration was paid in conjunction with the Exchange.

As provided under the Exchange Agreement, following the delivery of the Exchange Note, the Fulton AC Note was cancelled, with the Company owing no further obligations thereunder. The issuance of the Exchange Note in exchange for the Fulton AC Note was made pursuant to Section 3(a)(9) of the Securities Act.

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. As of September 30, 2024 and December 31, 2023, there was $296,942 and $0, respectively, outstanding under the Exchange Note.

Administrative Services Agreement

On November 9, 2021, the Company entered into an agreement that provided that, the Company pay CBG $20,000 per month for office space, secretarial and administrative services provided to the Company through the earlier of consummation of the initial Business Combination and the liquidation. On July 14, 2022, the Company entered into an Amended and Restated Administrative Services Agreement with CBG, to increase the amount payable to CBG (in an amount not to exceed the aggregate sum of $30,000 per month). For the three and nine months ended September 30, 2024, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. For the three and nine months ended September 30, 2023, the Company incurred expenses of $90,000 and $270,000 under this agreement, respectively.

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

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of September 30, 2024 and December 31, 2023, the Company had $90,000 and $0, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

As of September 30, 2024, the outstanding balance under the Bridge Financing Note was $863,235 in the accompanying condensed balance sheets.

Business Combination Agreement

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 1,006,683 and 4,151,134 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying condensed balance sheets, respectively. As of September 30, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying condensed balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 3,191,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 8 —Warrants

As of September 30, 2024 and December 31, 2023, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except (i) that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) except as described below, the Private Placement Warrants will be non-redeemable so long as they are held by Fulton AC, CBG, CB Co-Investment or their respective permitted transferees and (iii) Fulton AC, CBG, CB Co-Investment or their respective permitted transferees will have the option to exercise the Private Placement Warrants on a cashless basis and have certain registration rights. If the Private Placement Warrants are held by someone other than Fulton AC, CBG, CB Co-Investment or their respective permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

On December 29, 2023, in connection with the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan by CB Co-Investment to the Company into contingently issuable Private Placement Warrants. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively.

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2024 (unaudited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$11,510,382	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$11,500	$—
Derivative liabilities- Public Warrants	$115,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$105,500	$—

December 31, 2023 (audited)

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$45,356,234	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$5,865	$—
Derivative liabilities- Public Warrants	$58,650	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$53,810	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2024.

Level 1 assets include investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2022, the fair value of the Forward Purchase Securities were measured using a Monte Carlo simulation, and the fair value of the Convertible Note was measured using a Black-Scholes model. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. As of September 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at September 30, 2024 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants (unaudited):

Exercise price	$11.50
Stock price	$11.29
Term (years)	5.21
Volatility	6.0%
Risk-free rate	3.53%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2023 measurement date (audited):

Exercise price	$11.50
Stock price	$10.85
Term (years)	5.67
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities – forward purchase agreement measured using Level 3 inputs for the three and nine months ended September 30, 2023, is summarized as follows:

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

The change in the fair value of the Convertible Note – related party measured using Level 3 inputs the three and nine months ended September 30, 2023, is summarized as follows:

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

On October 10, 2024, the Company filed a Proxy Statement seeking to obtain shareholder approval, among other things, approval of the Amendment Proposal — to amend and restate, by way of a special resolution, the Company’s 2nd amended and restated memorandum and articles of association (the “Existing Charter”), to extend from November 15, 2024 (the “Existing Termination Date”) to November 15, 2025 (the “Extended Termination Date”), the date (the “Termination Date”) by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (an “Initial Business Combination”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The scheduled meeting of shareholders to vote on the proposals stated within the Proxy Statement will be held on November 8, 2024.

On October 29, 2024, the Company and Fulton AC entered into an agreement (the “Dissolution Expense Reimbursement Agreement”) pursuant to which Fulton agreed to reimburse the Trust Account up to $100,000 to pay dissolution expenses if and when the Company is dissolved. The amount of such reimbursements will be included in the amount distributable holders of Class A ordinary shares of the Company entitled to participate the liquidation of the Trust Account.

On November 7, 2024, the Company determined to postpone the extraordinary general meeting of shareholders (the “Postponement”), originally scheduled to be held on November 8, 2024 (the “General Meeting”), to allow additional time for the Company to engage with its shareholders. The General Meeting was held on Thursday, November 14, 2024 at 11:00 a.m., Eastern Time. There was no change to the location or the record date of the General Meeting. In connection with the Postponement, the right of the public shareholders of the Company to redeem their Class A ordinary shares for their pro rata portion of the funds available in the Trust

Account was extended to 5:30 p.m., Eastern Time, on November 12, 2024 (two business days before the postponed General Meeting) (the “Redemption Deadline Extension”).

On November 11, 2024, the Company entered into non-redemption agreements (the “Non-Redemption Agreements”) with one or more investors named therein (each, a “Backstop Investor”), pursuant to which the Backstop Investors agreed to rescind or reverse previous elections to redeem up to an aggregate of 429,180 Class A ordinary shares of the Company, which redemption requests were made in connection with the General Meeting to consider and vote on, among other proposals, a proposal to amend and restate, by way of a special resolution, the Company’s 2nd amended and restated memorandum and articles of association, to extend from November 15, 2024 to November 15, 2025, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities (a “De-Spac Transaction”), the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law (the “Amendment Proposal”). The Amendment Proposal is described in more detail in the Company’s definitive proxy statement filed with the SEC on October 10, 2024, as amended. The Backstop Investors agree to hold, and not redeem, up to an aggregate of 128,753 shares of the Class A ordinary shares of the Company (the “Backstop Investor Shares”) at the Closing.

In consideration for the foregoing, upon consummation of the Company’s Initial Business Combination, the Company shall pay or cause to be paid to each Backstop Investor a payment in respect of its respective Backstop Investor Shares in cash released from the Trust Account in an amount equal to the product of (x) the number of Backstop Investor Shares and (y) the price per share for a pro rata portion of the amount on deposit in the Trust Account as of the Closing.

The Backstop Investors expect to acquire up to an aggregate of 321,984 Class A ordinary shares of the Company in the open market at or below the Redemption Price (as defined in the Non- Redemption Agreements) (the “Acquired Shares”). The Backstop Investors agree not to redeem the Acquired Shares and will not vote Acquired Shares in favor of the Amendment Proposal.

On November 12, 2024, the Company and each Backstop Investor entered into Amendment No.1 to Non-Redemption Agreement (the “Amendment”) pursuant to which the parties agree to allow the Backstop Investors to purchase Acquired Shares (as defined in the Agreements) at any time prior to the General Meeting.

On November 12, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities will be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares and units will be suspended at the opening of business on November 19, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 4, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities are now subject to delisting.

Nasdaq suspended that trading of the Company’s Class A ordinary shares and units at the opening of business on November 19, 2024.

Following the suspension of trading on Nasdaq, the Company’s Class A ordinary shares will be eligible to trade on the OTCQB Market operated on The OTC Market systems (“OTC”) under the symbol “CBRRF.” The Company’s warrants and units will be eligible for trading on the Pink Open Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively. There can be no assurance that a broker will continue to make a market in the Company’s securities or that trading of the common stock will continue on an over-the-counter market or elsewhere.

Nasdaq will complete the delisting by filing a Form 25-NSE with the U.S. Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on Nasdaq.

We do not expect the delisting to impact our ability to consummate the previously disclosed business combination with Phtytanix Bio (the “Phytanix Business Combination”). Regardless of where our securities are traded, the surviving Company will apply to list its securities on Nasdaq Capital Markets upon consummation of the Phytanix Business Combination. However, if the Phytanix Business Combination is not consummated, the delisting will have a material adverse impact on our ability to locate another target for an initial business combination, and would likely cause us to enter liquidation. If we are required to liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

On November 14, 2024, the Company held its General Meeting at which the shareholders voted to approve the Amendment Proposal.

In connection with the General Meeting, the holders of an aggregate of 550,947 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $6,336,383 in cash held in the Trust Account.

Additionally, pursuant to Fulton AC’s previously disclosed agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust Account $4,557 on November 16, 2024 and will contribute to the Trust Account $4,557 per month on the 16th of each calendar month, commencing on December 16, 2024, until the earliest to occur of the Extended Termination Date, the consummation of the Business Combination or the winding up of the Company.

After the redemptions discussed above, 3,014,736 shares of the Company’s Class A ordinary shares are outstanding, including Class A ordinary shares included in 29,707 of the Company’s outstanding units, and 3,191,000 shares of the Company’s Class B ordinary shares are outstanding.

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

Liquidity and Going Concern

As of September 30, 2024, we had cash of $428,625 and a working capital deficit of $486,351.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of September 30, 2024, the fair value of converted loan was $11,500 which is included in contingently issuable private placement warrants on the accompanying condensed balance sheet as of September 30, 2024.

The Company has until November 15, 2025 to consummate an initial Business Combination. If the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2025. The condensed interim financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2024 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2024, we had a net income of approximately $624,000, which consisted of general and administrative expenses of approximately $422,000 and general and administrative expenses to related party of $30,000, offset by investment income on the Trust Account of approximately $148,000, gain from the change in fair value of derivative liabilities of approximately $882,000 and gain from the change in fair value of contingently issuable private placement warrants of approximately $46,000.

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

For the nine months ended September 30, 2024, we had a net loss of approximately $1.1 million, which consisted of loss from the change in fair value of derivative liabilities of approximately $110,000, loss from change in fair value of contingently issuable private placement warrants of approximately $5,600, and general and administrative expenses of approximately $1.5 million and general and administrative expenses to related party of $90,000, offset by investment income on the Trust Account of approximately $637,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of September 30, 2024 and December 31, 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 1,006,683 and 4,151,134, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 22,050,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

None.

Item 5.      Other Information

None.

Item 6.      Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Memorandum and Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 19, 2024)

4.1	Form of Exchange Note (incorporated by reference to Exhibit 4.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047)).

4.2	Form of Bridge Financing Note (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on June 26, 2024 (File No. 001-41047)).

10.1	Exchange Agreement by and between Chain Bridge I and Fulton AC I LLC, dated May 9, 2024 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047)).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2024.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer