Form 10-K
period 2024-12-31
Chain Bridge I
filed 2025-06-20
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-41047

Chain Bridge I
(Exact name of registrant as specified in its charter)

Cayman Islands	95-1578955
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8 The Green # 17538, Dover, DE	19901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 597-7438

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant to acquire one Class A ordinary share	CBGGF	OTC Markets Group Expert Market Tier
Class A ordinary shares, par value $0.0001 per share	CBRRF	OTC Markets Group OTCQB Tier
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CBRGF	OTC Markets Group Expert Market Tier

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

Based on the closing price of $11.21 per share on June 30, 2024, the aggregate market value of our voting and non-voting ordinary shares held by non-affiliates was $11,284,916.

As of June 16, 2025, there were 29,707 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,014,736 Class A ordinary shares, including the Class A ordinary shares including in the Company’s outstanding units, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,035,138 warrants of the company issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“Board” are to the Company’s board of directors;

●	“CB Co-Investment” are to CB Co-Investment LLC, an affiliate of one of the underwriters of the Initial Public Offering;

●	“CB Co-Investment loan” are to the loan CB Co-Investment made to us simultaneously with the closing of the Initial Public Offering;

●	“CBG” or “sponsor” are to Chain Bridge Group, a Cayman Islands limited liability company and our original sponsor;

●	“Class B Shares” are to our Class B ordinary shares outstanding as of this Annual Report on Form 10-K and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “we,” “us,” “our” or “our Company” are to Chain Bridge I, a Cayman Islands exempted company;

●	“Cowen” are to Cowen and Company, LLC, one of the underwriters in the Initial Public Offering;

●	“forward purchase agreement” are to the agreement between Franklin and us, providing for the sale to Franklin of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for an aggregate purchase price of $40,000,000, in a private placement that will close substantially concurrently with the closing of our initial business combination;

●	“forward purchase securities” are to the forward purchase shares and forward purchase warrants (and the Class A ordinary shares issuable upon exercise of the forward purchase warrants) to be issued to Franklin pursuant to the forward purchase agreement;

●	“forward purchase shares” are to the Class A ordinary shares to be issued to Franklin pursuant to the forward purchase agreement;

●	“forward purchase warrants” are to the redeemable warrants to be issued to Franklin pursuant to the forward purchase agreement;

●	“forward transferee” are to any third party to which Franklin transfers any portion of its obligation to purchase the forward purchase securities under the forward purchase agreement;

●	“founders” are to Christopher Darby, Michael Rolnick, and Stephen Bowsher, Chairman of the sponsor;

●	“Franklin” are to Franklin Strategic Series — Franklin Growth Opportunities Fund;

●	“Fulton AC” are to Fulton AC I LLC;

●	“Fulton AC loan” are to are to the working capital loan that Fulton AC made to us simultaneously with the closing of the Securities Purchase Agreement;

●	“Initial Public Offering” are to the Company’s initial public offering on November 15, 2021 of 23,000,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant;

●	“Nasdaq” are to The Nasdaq Stock Market;

●	“ordinary shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;

●	“OTC” are to The OTC Market systems;

●	“OTCQB” are to the OTCQB Market;

●	“our team” are to our executive officers and directors;

●	“preference shares” are to our Preference Shares;

●	“private placement warrants” are to the warrants sold to our sponsor and CB Co-Investment in a private placement simultaneously with the closing of the Initial Public Offering and upon conversion of the CB Co-Investment loan, extension loans, if any, or working capital loans, if any;

●	“public shareholders” are to the holders of our public shares, including our sponsor and our team to the extent our sponsor and/or members of our team purchase public shares, provided that our sponsor’s and each member of our team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

●	“trust account” are to the trust account established for the benefit of the persons holding Public Shares, located in the United States with Continental Stock Transfer & Trust Company acting as trustee;

●	“Wells Fargo Securities” are to Wells Fargo Securities, LLC, one of the underwriters in the Initial Public Offering.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate partner business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective partner business or businesses;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective partner businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance in the periods following December 31, 2024.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our team, our controlling shareholder or their affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, Fulton AC, CBG, CB - Co Investment and certain of our past and present officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination partners, which may make it difficult for us to enter into a business combination with a partner.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure or to complete a business combination at all which would require you to wait for liquidation in order to redeem your shares.

●	The requirement that we consummate an initial business combination by November 15, 2025 may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine and in the Middle East, the Israel Ukraine wars, terrorism, sanctions, changes to foreign trade policies or other geopolitical events globally, a pandemic, including new variant strains of the COVID-19 virus, and the status of debt and equity markets.

v

●	We may not be able to consummate an initial business combination by November 15, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, Fulton AC, other holders of our Class B Shares, our directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The Company’s securities have been delisted from trading on Nasdaq and currently trade on the OTC Markets, which may adversely affect the flexibility of investors’ to resell their securities in the secondary market.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the increased competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may, as of June 16, 2025, receive only approximately $11.88 per public share, without taking into account any taxes owed but not paid by such date and less $100,000 of interest to pay dissolution expenses, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the funds not being held in the trust account are insufficient to allow us to operate until November 15, 2025, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from Fulton AC or officers or directors or their affiliates to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

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

On December 29, 2023, Fulton AC also agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest bearing convertible promissory note (the “Fulton AC Note”) at no interest in the same form and on the same terms as the CBG note which was terminated on December 29, 2023. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the trust account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial business combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2024, there is no outstanding balance under the Fulton AC Note.

At an extraordinary general meeting of its shareholders held on February 7, 2024 (the “February Extraordinary Meeting”), the shareholders of the Company approved the second amended and restated memorandum and articles of incorporation, which (i) extended the date to consummate an initial business combination from February 15, 2024 to November 15, 2024, which is a total of up to 36 months from the closing of the Initial Public Offering to complete an initial business combination, (ii) provided for the right of the holders of our Class B Shares to convert such shares into Class A Shares, on a one-to-one basis at the election of such holders, which Class A Shares issued upon conversion of our Class B Shares are not entitled to receive funds from the trust account through redemptions or otherwise; and (iii) removed a statement that there are no limits on the number of ordinary shares which may be issued by the Company and clarified that the Company may, but are not required, to issue certificates to evidence ownership of ordinary shares. In connection with such shareholder vote, the holders of an aggregate of 3,144,451 Class A Shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34.5 million in cash held in the trust account. Effective upon our adoption of the second amended and restated memorandum and articles of association, our sponsor and CB Co-Investment converted 1,983,335 and 575,665 Class B Shares, respectively, into Class A Shares, on an one-for-one basis.

In connection with the February Extraordinary Meeting, Fulton AC has agreed to contribute to the Company (i) the lesser of (x) an aggregate of $22,500 or (y) $0.03 for each Public Share that is not redeemed in connection February Extraordinary Meeting plus (ii) the lesser of (x) $5,000 per month or (y) $0.01 per Public Share that remains outstanding and is not redeemed in connection with February Extraordinary Meeting on the 16th of each calendar month, commencing on May 16, 2024, until the earliest to occur of November 15, 2024, the consummation of an initial business combination or the winding up of the Company (collectively, the “Contribution”), which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company. The Company deposited the initial Contribution amount of $22,500 into the trust account following the February Extraordinary Meeting. Each additional $5,000 monthly Contribution will be deposited in the trust account within seven calendar days from the 16th day of such calendar month. Our Board will have the sole discretion whether to wind up the Company and if our Board determines to wind up the Company, Fulton AC or its designees will not make any additional Contributions following such determination.

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

On February 21, 2024, the Company also entered into a letter agreement with Mr. Wiener, pursuant to which, among other things, the Company agreed to grant Mr. Wiener 50,000 RSUs, to be issued after the consummation of an initial Business Combination and approval of an equity incentive plan by the Company’s shareholders, subject to the terms and conditions set forth therein.

On April 1, 2024, Roger. Lazarus, the Chief Financial Officer of the Company notified the Board of his resignation, effective immediately. Mr. Lazarus served as an advisor to the Company through the end of April 2024 to ensure a smooth transition. Andrew Kucharchuk, succeeded Mr. Lazarus as the Company’s Chief Financial Officer, effective April 1, 2024. As consideration for Mr. Lazarus serving as an advisor through the end of April 2024, the Company entered into a letter agreement with Mr. Lazarus, dated April 18, 2024, pursuant to which, among other things, the Company agreed to grant him 30,000 RSUs in the target company, subject to the terms and conditions set forth therein, including consummation of the Business Combination.

On April 4, 2024, Mr. Kucharchuk become a party to the Letter Agreement, and became bound by, and subject to, all of the terms and conditions of the Letter Agreement, including certain transfer restrictions with respect to the Company’s securities. Mr. Kucharchuk also entered into an Indemnification Agreement in the form previously disclosed by the Company providing him contractual rights to indemnification in addition to the indemnification provided for in the Company’s third amended and restated memorandum and articles of association.

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton AC, pursuant to which Fulton AC and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of December 31, 2024, the Company has an outstanding balance of $296,942 under the Exchange Note.

On June 26, 2024, Phytanix Bio, a Nevada corporation (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes.

As of December 31, 2024, the outstanding principal balance under the Bridge Financing Note was $1,063,235.

On July 22, 2024, the Company, CB Holdings, Inc., a Nevada corporation (“HoldCo”), CB Merger Sub 1, a Cayman Islands exempted company (“CBRG Merger Sub”), Phytanix Bio, and CB Merger Sub 2, Inc., a Nevada corporation (“Phytanix Merger Sub”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). As used herein, “New Phytanix” refers to HoldCo after giving effect to the consummation of the transactions contemplated by the Business Combination Agreement. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Business Combination Agreement.

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

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of the Company and Phytanix, (ii) by the Company if the representations and warranties of Phytanix are not true and correct or if Phytanix fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by Phytanix if the representations and warranties of the Company are not true and correct or if the Company fails to perform any covenant or agreement set forth in the Business Combination Agreement (including an obligation to consummate the Closing), in each case such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either the Company or Phytanix if the required approvals are not obtained from the Company’s shareholders after the conclusion of a meeting of the Company’s shareholders held for such purpose at which such shareholders voted on such approvals, (v) by either the Company or Phytanix, if any governmental entity of competent jurisdiction shall have issued an order permanently enjoining, restraining or otherwise prohibiting the transactions contemplated under the Business Combination Agreement and such order shall have become final and nonappealable, (vi) by the Company if Phytanix does not deliver, or cause to be delivered to the Company the written consent of the requisite shareholders of Phytanix adopting and approving the Business Combination and such failure is not cured within specified time periods, and (vii) by either the Company or Phytanix if the transactions contemplated by the Business Combination Agreement have not been consummated on or prior to the last deadline for the Company to consummate its initial business combination pursuant to the third amended and restated memorandum and articles of association.

Upon the valid termination of the Business Combination Agreement, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of a willful and material breach or fraud and for customary obligations that survive the termination thereof (such as confidentiality obligations).

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

On April 7, 2025, the Company and Phytanix mutually agreed to terminate the Business Combination Agreement.

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

The Backstop Investors acquired an aggregate of 249,072 Class A ordinary shares of the Company in the open market at or below the Redemption Price (as defined in the Non- Redemption Agreements) (the “Acquired Shares”). The Backstop Investors agreed not to redeem the Acquired Shares and will not vote Acquired Shares in favor of the Amendment Proposal.

On November 12, 2024, the Company and each Backstop Investor entered into Amendment No.1 to Non-Redemption Agreement (the “Amendment”) pursuant to which the parties agreed to allow the Backstop Investors to purchase Acquired Shares (as defined in the Agreements) at any time prior to the General Meeting.

On November 14, 2024, the Company held an extraordinary general meeting of its shareholders (the “November Extraordinary Meeting”) at which the shareholders voted to amend and restate, by way of a special resolution, the Company’s second amended and restated memorandum and articles of association, to extend from November 15, 2024 to November 15, 2025, the date by which, if the Company has not consummated a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company, with one or more businesses or entities, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Additionally, pursuant to Fulton AC’s previously disclosed agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust $4,557 on November 16, 2024 and will contribute to the Trust $4,557 per month on the 16th of each calendar month, commencing on December 16, 2024, until the earliest to occur of November 15, 2025, the consummation of the Business Combination or the winding up of the Company.

After the redemptions discussed above, 3,014,736 shares of the Company’s Class A ordinary shares are outstanding, including Class A ordinary shares included in 29,707 of the Company’s outstanding units, and 3,191,000 shares of the Company’s Class B ordinary shares are outstanding.

As of June 16, 2025, a total of approximately $5,414,454 is on deposit in a U.S.-based trust account, maintained by Continental Stock Transfer and Trust Company, acting as trustee. Funds held in the trust account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our third amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination by November 15, 2025 or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination by November 15, 2025, subject to applicable law.

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

Initial Business Combination

Our third amended and restated memorandum and articles of association require that we complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of signing the agreement to enter into the initial business combination and that a majority of our independent directors approve such initial business combination(s). If our Board is not able to independently determine the fair market value of the partner business or businesses or we are considering an initial business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a partner business or businesses, it may be unable to do so if the Board is less familiar or experienced with the partner company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the Board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the partner business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a partner business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

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

Financial Position

With funds available for a business combination in the amount of approximately $129,598, we may need additional funds to consummate our initial business combination. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We will have up until November 15, 2025 to consummate an initial business combination. We have extended the date to consummate an initial business combination twice and while the Company does not intend to seek any further extensions, we may seek further extensions subject to shareholder approval. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect that the pro rata redemption price, as of June 16, 2025, to be approximately $11.88 per share, without taking into account any interest earned on such funds, and after taking into account taxes owed but not paid by such date and less $100,000 of interest to pay dissolution expenses, and such amount may be increased by the Contribution, as described herein. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our third amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under our third amended and restated memorandum and articles of association, shareholder approval would be required for our initial business combination if the Company does not provide shareholders with the opportunity to have their ordinary shares repurchased by means of a tender offer.

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

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on OTCQB.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $11.62 per public share. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Fulton AC, CBG, CB-Co Investment and our current and former directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares, private placement warrants and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, Fulton AC has agreed to contribute to the Company the Contribution, which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company.

Limitations on Redemptions

Our third amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our third amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange rule or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our third amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, Fulton AC, CBG, CB-Co Investment and our current and former directors and officers have agreed to vote their Class B Shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination. As a result, we will not need any additional public shares to vote in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, Fulton AC has agreed to contribute to the Company the Contribution, which amount will be deposited into the trust account. Accordingly, the amount deposited per share will depend on the number of public shares that remain outstanding after the redemption and length of time until the consummation of an initial business combination or winding up of the Company.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our third amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our third amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares old in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our founding to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, Fulton AC or our team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a partner that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If any proposed initial business combination is not completed, we may continue to try to complete a business combination with a different partner until November 15, 2025.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our third amended and restated memorandum and articles of association provides that we have only up until November 15, 2025 to consummate an initial business combination. If we do not consummate an initial business combination by November 15, 2025, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by November 15, 2025. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Fulton AC, CBG, CB Co-Investment and each member of our team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Class B Shares they hold if we fail to consummate an initial business combination by November 15, 2025 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination by November 15, 2025).

Fulton AC and our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by Fulton AC or any executive officer, director or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from proceeds from the unsecured convertible promissory note, plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of the Fulton AC loan through November 15, 2025, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.90 (less up to $100,000 of interest to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.90. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Fulton AC has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $11.90 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.90 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims. However, we have not asked Fulton AC to reserve for such indemnification obligations, nor have we independently verified whether Fulton AC has sufficient funds to satisfy its indemnity obligations and we believe that Fulton AC’s only assets are securities of our company. Fulton AC may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.90 per public share and the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.90 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and Fulton AC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Fulton AC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Fulton AC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.90 per public share.

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

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.90 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination by November 15, 2025, (ii) in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 15, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our third amended and restated memorandum and articles of association, like all provisions of our third amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by November 15, 2025. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required by the Sarbanes-Oxley Act to evaluate our internal control procedures for the fiscal year ending December 31, 2024. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law, our third amended and restated memorandum and articles of association, or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons.

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

Our third amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who are entitled to attend and vote at a general meeting of the Company. Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to vote their Class B Shares and Class A Shares and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination, together constituting 83.84% of the Ordinary Shares currently outstanding. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by Fulton AC, CBG, CB-Co Investment and our current and former directors and officers to vote in favor of our initial business combination will result in the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any partner businesses. Since our Board may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

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

The requirement that we consummate an initial business combination by November 15, 2025 may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential partner business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by November 15, 2025. Consequently, such partner business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination within the required time period with that particular partner business, we may be unable to complete our initial business combination with any partner business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine and the conflict between Israel and Hamas, terrorism, sanctions, changes to foreign trade policies or other geopolitical events globally, a pandemic, including new variant strains of the COVID-19 virus, and the status of debt and equity markets.

Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine and the conflict between Israel and Hamas, terrorism, sanctions, the pandemics and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending and international trade, including inflation, raising interest rates, recently enacted and threatened tariffs, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

As the number of special purpose acquisition companies evaluating targets has experienced a resurgence, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

After a slow down in recent years, over the past year there has been a resurgence in the number of special purpose acquisition companies that have been formed and/or announced business combinations. As a result, many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

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

We may not be able to consummate an initial business combination by November 15, 2025, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination by November 15, 2025. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $11.90 per public share, or less than $11.90 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.90 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our third amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business by November 15, 2025, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 15, 2025, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

The Company’s securities have been delisted from trading on Nasdaq and currently trade on the OTC Markets, which may adversely affect the flexibility of investors’ to resell their securities in the secondary market.

As previously disclosed, on November 12, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Nasdaq Listing Rule IM-5101-2 (“Rule IM-5101-2”), the staff of Nasdaq (“Staff”) had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A common stock and units would be suspended at the opening of business on November 19, 2024 and (iii) a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 4, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities were subject to delisting. The Company’s securities were subsequently delisted from Nasdaq.

Following the suspension of trading on Nasdaq, the Company’s Class A ordinary shares began trading on OTCQB under the symbol “CBRRF” on The Company’s warrants and units began trading on the Expert Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively.

The OTC Expert Market and OTCQB are significantly more limited markets than Nasdaq, and quotation on the OTC Expert Market or OTCQB will likely result in a less liquid market for existing and potential holders of the Company’s Class A ordinary shares to trade such securities and could further depress the trading price of the Class A ordinary shares. The Company can provide no assurance that its securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of its securities on this market, or whether the trading volume of its Class A ordinary shares will be sufficient to provide for an efficient trading market for existing and potential holders of its Class A ordinary shares.

Trading on the OTC Expert Market or OTCQB could also harm the Company’s ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. Investors would likely find it more difficult to dispose of, or to obtain accurate market quotations for, the Class A ordinary shares, as the liquidity that Nasdaq provides would no longer be available to investors.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our third amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the increased competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination within the required time period, our public shareholders may, as of June 16, 2025, receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter increased competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partner businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the CB Co-Investment loan, our ability to compete with respect to the acquisition of certain partner businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partner businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Partner companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.88 per public share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until November 15, 2025, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from Fulton AC to fund our search and to complete our initial business combination.

Only up to $1,500,000 from the Fulton AC loan is available to us outside the trust account to fund our working capital requirements. We believe that these funds will be sufficient to allow us to operate for at least until November 15, 2025; however, our estimate may not be accurate. If we are required to seek additional capital, we would need to borrow funds from Fulton AC, members of our team or any of their affiliates or other third parties to operate or may be forced to liquidate. Fulton AC, our directors and officers or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

Any advances of funds to us by Fulton AC, our directors or officers or their affiliates, may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. The Fulton AC loan of $1,500,000 may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than Fulton AC, or our officers or directors or any of their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may, as of June 16, 2025 only receive an estimated $11.88 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.88 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $11.88 per public share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination by November 15, 2025, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.88 per public share held in the trust account, due to claims of such creditors. Pursuant to the Amended Letter Agreement (as defined below) which is filed as an exhibit to this Annual Report on Form 10-K, Fulton AC has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $11.88 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $11.88 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Fulton AC will not be responsible to the extent of any liability for such third party claims.

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

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.88 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $11.88 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and Fulton AC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Fulton AC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Fulton AC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $11.88 per public share.

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

If we do not consummate an initial business combination by November 15, 2025, our public shareholders may be forced to wait beyond November 15, 2025 before redemption from our trust account.

If we do not consummate an initial business combination by November 15, 2025, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our third amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond November 15, 2025 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our third amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our third amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In accordance with OTCQB corporate governance requirements and our third amended and restated memorandum and articles of association, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on OTCQB. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with our team. Our Board is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

We may pursue business combination opportunities in any sector, except that we will not, under our third amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific partner business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular partner business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partner business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partner business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination partner. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria for evaluating prospective partner businesses, it is possible that a partner business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a partner that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partner business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $11.62 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our third amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our third amended and restated memorandum and articles of association authorizes the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the close of business on June 16, 2025, there were 2,985,029 and 3,191,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our third amended and restated memorandum and articles of association. There are no preference shares issued and outstanding. These amounts exclude any private placement warrants that may be issued upon conversion of the CB Co-Investment loan and extension loans.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in the section entitled “Warrants — Public Shareholders’ Warrants  — Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00” in Exhibit 4.5 of this Annual Report on Form 10-K or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our third amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our third amended and restated memorandum and articles of association, like all provisions of our third amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific partner business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partner business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

In addition, Fulton AC and our directors and officers expect in the future to become affiliated with other public blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partner business may be presented to such other blank check companies, prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our third amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

On December 29, 2023 Fulton AC acquired 3,035,000 Class B Shares and private placement warrants to purchase 7,385,000 Class A Shares exercisable 30 days after the consummation of our initial business combination for a purchase price of $200,000. The Class B Shares are convertible into Class A Shares at the option of the holder. However, the Class A Shares issued upon such conversion will not participate in the liquidation of the trust account and may not be redeemed for a share of the trust account. In addition, Fulton AC made the Fulton AC loan of up to $1,500,000 to the Company which cannot be repaid from the trust account. As of December 31, 2024, there is no outstanding balance on the Fulton AC loan. The Fulton AC loan is convertible into warrants which are not exercisable until 30 days after the consummation of an initial business combination. If we do not consummate an initial business by November 15, 2025, the all warrants held or into which the Fulton AC loan is convertible (and the underlying securities) will expire worthless. In addition, if we do not complete our initial business combination, we will not repay the Fulton AC loan from the trust account, and we would likely not have other available funds to repay the Fulton AC loan. The interests of Fulton AC and its equity holders may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, the private placement warrants and the proceeds from the Fulton AC loan, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We have funds available in the amount of approximately $5,414,454, as of June 16, 2025, assuming no redemptions that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single partner business or multiple partner businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one partner business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partner businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our third amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to Fulton AC or our officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We may seek to amend our third amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our third amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our third amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our third amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our third amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter or constitutional documents which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our third amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our third amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least two-thirds of our issued and outstanding Class B ordinary shares. Fulton AC, CBG, CB Co-Investment and our current and former directors and officers and their permitted transferees, if any, will participate in any vote to amend our third amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our third amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our third amended and restated memorandum and articles of association.

Fulton AC and our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against Fulton AC or our executive officers or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective partner business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the private placement warrants and the proceeds from the Fulton AC loan prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a partner business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative partner business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may, as of June 16, 2025, receive only approximately $11.88 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the partner business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partner business. None of Fulton AC or our executive officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Fulton AC holds a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the close of business on June 16, 2025, Fulton AC owned, on an as-converted basis, an aggregate of approximately 95.11% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our third amended and restated memorandum and articles of association. If Fulton AC purchases any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither Fulton AC nor, to our knowledge, any of our executive officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our Board, whose members were elected by Fulton AC as the majority holder of our Class B shares, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and Fulton AC, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, Fulton AC will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of Fulton AC.

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

The federal proxy rules require that a proxy statement with respect to a vote on our proposed business combination include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by November 15, 2025.

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

Our third amended and restated memorandum and articles of association designates the courts of the Cayman Islands or the federal district courts of the United States as the sole and exclusive forum for certain actions or proceedings that may be initiated by our shareholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers and employees.

Our third amended and restated memorandum and articles of association provides that, all internal corporate claims, including (i) any claim of (or based upon) a breach of fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or its shareholders; and (ii) any action asserting a claim arising pursuant to any provision of Cayman Islands law, the second amended and restated memorandum, or the second amended and restated articles of association, shall be governed by the laws of the Cayman Islands and unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands are the sole and exclusive forum for any such internal corporate claims brought by any shareholder against, or on behalf of, the Company and its affiliates or any of its current or former directors, officers, or employees. Our third amended and restated memorandum and articles of association will further provide that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any causes of actions or suits asserting a claim arising under the U.S. Securities Act of 1933, as amended or the rules and regulations promulgated thereunder. These exclusive forum provisions would not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the United States federal courts; (ii) any other claim for which the federal district courts of the United States of America are the sole and exclusive forum; or (iii) any action, proceeding or claim against the Company arising out of or relating in any way to the warrant agreement, which will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. These exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers and employees. In addition, these exclusive forum provisions may result in our shareholders incurring increased costs to bring a claim or action due to, but not limited to, the shareholder’s physical location or knowledge of the applicable laws, when the courts of the Cayman Islands, the federal district courts of the United States, the courts of the State of New York or the United States District Court for the Southern District of New York, or an alternative forum, with our consent, is the sole and exclusive forum. Alternatively, if a court were to find the choice of forum provisions contained in our third amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

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

Our corporate affairs and the rights of shareholders are governed by our third amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the laws of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the laws of the Cayman Islands. The laws of the Cayman Islands are derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of Exhibit 4.5 of this Annual Report on Form 10-K captioned “Certain Differences in Corporate Law.”

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our third amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. Pursuant to the second amended and restated memorandum and articles of association of the Company, shareholders may, by Ordinary Resolution, also resolve to make the Company’s records available to the Shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Provisions in our third amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench our team.

Our third amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board, the ability of the Board to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of our team and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to United States tax laws;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, pandemics and wars; and

●	and deterioration of political relations with the United States.

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

Political events in another country, current or anticipated military conflict, including between Russia and Ukraine and the conflict between Israel and Hamas, terrorism, sanctions or other geopolitical events globally, may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, pandemics and policy changes or enactments could negatively impact our business in a particular country.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas or other restrictions on certain imports, such as the sanctions placed against Russia in connection with the military conflict between Russia and Ukraine and the conflict between Israel and Hamas. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in this offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

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

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

On November 12, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that, pursuant to Rule IM-5101-2, the Staff had determined that (i) the Company’s securities would be delisted from Nasdaq, (ii) trading of the Company’s Class A ordinary shares and units would be suspended at the opening of business on November 19, 2024 and (iii) a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. Under Rule IM-5101-2, a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. Since the Company failed to complete its initial business combination by November 4, 2024, the Staff concluded that the Company did not comply with Rule IM-5101-2 and that the Company’s securities were subject to delisting.

Nasdaq suspended that trading of the Company’s Class A ordinary shares and units at the opening of business on November 19, 2024 and subsequently delisted such securities.

Following the suspension of trading, the Company’s Class A ordinary shares began trading on OTCQB operated on OTC under the symbol “CBRRF.” The Company’s warrants and units began trading on the Expert Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively. There is no assurance that a broker will continue to make a market in the Company’s securities or that trading of the ordinary shares will continue on an over-the-counter market or elsewhere.

(b) Holders

On June 16, 2025, there were 1 holder of record of our units, 3 holders of record of our Class A ordinary shares, 7 holders of record of our Class B ordinary shares and 4 holders of record of our warrants.

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

None.

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

References to “we”, “us”, “our” or the “Company” are to Chain Bridge I., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Liquidity and Going Concern

As of December 31, 2024, we had cash of $129,598 and a working capital deficit of $884,195.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of December 31, 2024, the fair value of converted loan was $4,600 which is included in contingently issuable private placement warrants on the accompanying balance sheet as of December 31, 2024.

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

Results of Operations

Our entire activity since inception up to December 31, 2024 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2024, we had a net loss of approximately $1.4 million, which consisted of general and administrative expenses of approximately $2.1 million and general and administrative expenses to related party of $120,000, offset by investment income on the Trust Account of approximately $734,000, gain from the change in fair value of derivative liabilities of approximately $24,000, and gain from change in fair value of contingently issuable private placement warrants of approximately $1,300.

For the year ended December 31, 2023, we had a net income of approximately $7.6 million, which consisted of investment income on the Trust Account of approximately $5.4 million, gain from the change in fair value of derivative liabilities of approximately $2.1 million, gain from change in fair value of contingently issuable private placement warrants of approximately $1.1 million, gain on extinguishment of forward purchase agreement of approximately $0.3 million, gain on forgiveness of legal fees of approximately $19,000, and gain from the change in fair value of convertible note to related party of approximately $800, partially offset by general and administrative expenses of approximately $969,000, general and administrative expenses to related party of $350,000 and loss on conversion of note to contingently issuable private placement warrants of approximately $69,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of December 31, 2024 and 2023, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 455,736 and 4,151,134, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets, respectively.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments will be applied retrospectively to all prior period presented in the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting discussed below.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses in internal controls over financial reporting discussed below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2024 were not effective because of the previously disclosed material weakness in the Company’s internal control over financial reporting related to the adequate review and reconciliation of its liabilities.

The material weakness is due to an error understating the liability of the Bridge Financing Note by $200,000 in the unaudited consolidated balance sheet as of September 30, 2024, that was previously included in our Quarterly Report on Form 10-Q filed on November 19, 2024, which the Audit Committee determined should be restated. As a result, the Bridge Financing Note and total general and administrative expenses were understated and net income was overstated. The impact of the error affects the unaudited condensed statements of operations, changes in shareholders’ deficit, and cash flows for the periods ended September 30, 2024.

Remediation

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	Not applicable.

(b)	None of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any non-Rule 10b5-1 trading arrangement during the quarter ending December 31, 2024.

(c)	Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position

Daniel Wainstein	45	Chairman of the Board

Andrew Cohen	47	Chief Executive Officer and Director

Andrew Kucharchuk	44	Chief Financial Officer

Lewis Silberman	45	Director

Paul Baron	54	Director

Oliver Wiener	47	Director

Our Executive Officers

Andrew Cohen, Chief Executive Officer and Director

Andrew Cohen has served as our Chief Executive Officer and a Board member since December 2023. From January 2019 to September 2023 Mr. Cohen was a Founder and the CIO of Difesa Capital Management, a special situations fund focused on convertible bonds, SPAC securities, PIPEs, warrants and public equities. Prior to launching Difesa, Mr. Cohen worked at Ramius from 2001 to 2018. Ramius was a $13 billion multi-strategy hedge fund that ultimately merged with the investment bank Cowen in 2009. While at Ramius Mr. Cohen worked across a range of investment strategies including merger arbitrage, event driven, small cap equity activism, and distressed debt. Most recently, Mr. Cohen was one of two partners overseeing the Ramius Event Driven and Merger Arbitrage business within Cowen Investment Management. From 2011 to 2018, Mr. Cohen co-founded and operated a nine-person team investing Cowen proprietary capital and fiduciary assets in merger arbitrage and event driven strategies. During his time with the firm the Ramius Merger Fund LLC had peak assets of $500 million and the Merrill Lynch Investment Solutions / Ramius Merger Arbitrage UCITS Fund had peak assets of $250 million. Prior to joining Ramius, Mr. Cohen worked as an analyst in the investment banking and private equity groups at Thomas Weisel Partners. Andrew Cohen also serves as a Managing Partner of two private investment vehicles Kitty Hawk Capital LLC and Kitty Hawk Capital II LLC. Mr. Cohen received a B.A. in Public Policy from the Terry Sanford Institute at Duke University and an MBA from Columbia Business School.

Mr. Cohen has deep industry experience, including specific experience with SPACs and a proven record of leadership and growth. His business insights and leadership will provide significant value to the Company and make him well qualified to serve on our Board.

Andrew Kucharchuk, Chief Financial Officer

Andrew Kucharchuk has served as our Chief Financial Officer since April 2024. Mr. Kucharchuk serves as Chief Financial Officer of Cero Therapeutics, Inc (Nasdaq:CERO). Previously, he has served as the Chief Financial Officer of Theralink Technologies, Inc. (“Theralink”) (OTCMKTS: THER) from May 2023 until May 2024 also served as President and Chief Financial Officer of Theralink from February 2016 until June 2020, as Chief Executive Officer of Theralink from November 2019 until June 2020 and as Acting Chief Financial Officer of Theralink from June 2020 to September 2020. He has served on the Board of Directors of Theralink since June 2020. Mr. Kucharchuk also served as Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. (“OBMP”) prior to Theralink’s acquisition of OBMP. Mr. Kucharchuk served as the Chairman and Chief Operating Officer Adhera Therapeutics, Inc. (OTCMKTS: ATRX) from July 2020 until September 2022 and its Chief Operations Officer from October 2022 to September 2024. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration.

Directors

Andrew Cohen, Chief Executive Officer and Director

Andrew Cohen’s business background information is set forth under “Our Executive Officers” above.

Daniel Wainstein, Chairman

Daniel Wainstein has served as a director and the Chairman of our Board since December 2023. Mr. Wainstein co-Founded, Keystone Capital Partners in 2019. Mr. Wainstein focuses on both identifying and structuring Keystone’s equity and debt investments for both public and private companies. Prior to Keystone, he co-founded a private investment firm with offices in New York that focuses on strategic real estate acquisitions, asset acquisitions and investments. Keystone has been the principal investor and general partner in a significant number of transactions including alternative public offering transactions, PIPE financings, and various structured finance transactions in both the public and private sectors. Mr. Wainstein earned his bachelor’s degree from Hofstra University and his Juris Doctorate from Hofstra University School of Law.

Mr. Wainstein’s 22 years of experience in and ties to financial markets and his proven record of growth and leadership will provide significant value and opportunities for acquisitions to the Company and make him well qualified to lead our Board as Chairman.

Lewis Silberman, Director

Lewis Silberman has served as a director since December 2023. Mr. Silberman currently serves as Co-Chief Executive Officer and Director of GSR III Acquisition Corp., a blank check company in the process of completing its initial business combination with Terra Innovatum Global S.R.L. Mr. Silberman formerly served as Co-Chief Executive Officer and Director of GSR II Meteora Acquisition Corp, a blank check company that completed its initial business combination with Bitcoin Depot Inc. (NASDAQ: BTM) in Q2 2023. Mr. Silberman is Co-Founder and Managing Member of SPAC Advisory Partners, a boutique M&A and Capital Markets Advisory firm focused on the Special Purpose Acquisition Company market. Previously, from 2021 to 2022, Mr. Silberman served as Co-President & Director at Graf Acquisition Corp. IV, which successfully closed a SPAC transaction with NKGen Biotech Inc. (NASDAQ: NKGN) in September 2023. Mr. Silberman has also served as a registered representative of Kingswood Capital Partners LLC, which is a financial services firm engaged in wealth management, investment banking and other associated services, since July 2022. From 1998 to 2021, Mr. Silberman served in several roles at Oppenheimer including as head of SPAC Equity Capital Markets at Oppenheimer prior to Graf Acquisition Corp. IV and led financings for Oppenheimer’s SPAC IPOs and business combination clients and managed all SPAC IPO clients, including a number of sponsor formation processes. Mr. Silberman has acted in an advisory or placement agent role for transactions multiple business combinations. Before joining Oppenheimer, he spent three years at CIBC World Markets, working in a special situations client-coverage group focused on strategies including merger-arbitrage, ADR-arbitrage, and closed-end fund arbitrage. Prior to CIBC World Markets, he worked at PaineWebber. Mr. Silberman has a Bachelor of Science from the Leonard N. Stern School of Business at New York University and an MBA from the Stern School at New York University.1

Mr. Silberman’s deep expertise with SPACs will be invaluable to our Board and makes him qualified to serve as a member of the Company’s Board.

Paul Baron, Director

Paul Baron is the former Director of Macro trading for Ben Melkman a Senior Portfolio Manager at Schonfeld Asset Management. In this role he was responsible for trading management across a team of 4 portfolios managers globally from Syndney to New York. His responsibilities also included COO for the group which had 10 investment professionals. The team invested globally in rates, FX, equity, commodities, and credit. The portfolio consisted of macro and relative value positions expressed through options. Prior joining Schonfeld, Mr. Baron was the Co-CIO for Michael Ovitz’s family office of which he has recently rejoined. His primary responsibility is consulting on the public markets portfolio. Mr. Baron is also Head of Business Development at Enhanced Digital Group (“EDG”). EDG is a whole sale derivatives solutions firm focusing on providing derivatives-based solutions on BTC / ETH & SOL to institutional based clients. EDG is onshore and adheres to Dodd Frank regulations. Mr. Baron had previously been on EDG advisory board in 2021 before joining in this role in July 2024. Prior to working in money management, Mr. Baron worked for 23 years in public markets with industry leaders such as Bank of America, Deutsche Bank and Goldman Sachs; providing coverage and solutions to institutional clients in equity derivative products. Mr. Baron was a founding member of Big Blind Consulting LLC in October 2006, which works with various clients consulting on matters related to the financial services industry, and currently serves as its Manager. Mr. Baron holds a BS from State University of New York at Plattsburgh. Among his non-profit initiatives and work, he is most proud of his role as Treasurer with Children in Conflict. Children in Conflict, a sister organization to War Child UK, focuses on targeted global relief programs for children whose lives have been displaced by conflict. Mr. Baron is a proud New Yorker for the past twenty years, calling it home with his wife and daughter.

Mr. Baron’s experience in money and portfolio management and leadership provide him with an understanding of acquisition transactions and financial decision making and make him qualified to serve as a member of our Board.

Oliver Wiener, Director

Oliver Wiener has served as a director since February 2024. He is currently the Founder and Managing Member of Kensington Merchant Partners (“KMP”), a merchant bank and independent sponsor focused on Financials, Fintech, Insurance and Blockchain verticals. Prior to founding KMP, Oliver was a Portfolio Manager at Standard Investments. From 2003-2021, Oliver was a founding partner and Senior Managing Director of BTIG LLC, a global investment bank, with a broad range of activity across multiple business lines including SPACs. In 2018, he was a founding board member and Board President of The Association for Digital Asset Markets, a self-regulatory organization of digital asset market participants. Mr. Wiener has served as the Principal General Partner of Tower Street I LP, which is a single asset fund under KMP, since October 2024. He is currently on the University of Wisconsin-Madison, Technology Entrepreneurship Office Advisor Board and a board advisor to Figment Inc.

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

Number and Terms of Office of Officers and Directors

Our Board is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Wainstein, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Cohen, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Silberman, Baron and Wiener, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the Board may be filled by a nominee chosen by holders of a majority of our Class B Shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B Shares may remove a member of the Board for any reason. Without prejudice to the Company’s power to appoint a person to be a director pursuant to our third amended and restated memorandum and articles of association, the directors shall have power at any time to appoint any person who is willing to act as a director, either to fill a vacancy or as an additional director.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our third amended and restated memorandum and articles of association as it deems appropriate. Our third amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the Board, chief executive officers, presidents, a chief financial officer, a treasurer, vice-presidents, one or more assistant vice-presidents, one or more assistant treasurers and one or more assistant secretaries and such other offices as may be determined by the Board.

Director Independence

The rules of OTCQB require that at least two members of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the Board, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have “independent directors” as defined in OTCQB’s listing standards and applicable SEC rules. Our Board has determined that Messrs. Wainstein, Silberman, Baron and Wiener are “independent directors” as defined in OTCQB’s listing standards and applicable SEC rules.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board

Our Board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, OTCQB rules require that the audit committee of a listed company be comprised of a majority of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website at http://chainbg.com.

Audit Committee

We have established an audit committee of the Board. Mr. Baron serves as the Chairman of the audit committee and Messrs. Silberman and Wiener serve as members of the audit committee.

The Board has determined that each member of the audit committee is independent, and that Mr. Baron qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates.

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

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in the charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Our Board has determined that each are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and recommending the remuneration (if any) of our Chief Executive Officer based on such evaluation for approval by the independent members of the Board;

●	reviewing and recommending for Board approval the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	review and report to the Board for its consideration any cash incentive compensation plans, option plans or other equity based plans that provide for payment in the Company’s shares or are based on the value of the Company’s shares; and

●	producing a report on executive compensation to be included in our annual proxy statement; and reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

Insider Trading Policy

Due to limited resources and the small number of our management, we do not have an insider trading policy.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the proper purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Some of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Furthermore, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject. Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partner business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our third amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Paul Baron	Big Blind Consulting LLC	Consulting	Manager
Paul Baron	Enhanced Digital Group	Wholesale Crypto Derivatives Firm	Head of Business Development
Paul Baron	Children in Conflict	Non-Profit	Treasurer
Andrew Cohen	CREO Investments LLC	Investment Vehicle	Managing Member
Andrew Cohen	Fulton AC I LLC	SPAC Sponsor	Managing Member
Andrew Cohen	Kitty Hawk Capital LLC	Investment Vehicle	Managing Partner
Andrew Cohen	Kitty Hawk Capital II LLC	Investment Vehicle	Managing Partner

Lewis Silberman	SPAC Advisory Partners, LLC	Financial advisory firm focused on the special purpose acquisition company market	Co-Founder, Partner
Lewis Silberman	GSR III Meteroa Acquisition Corp.	Special purpose acquisition company	Board Member, Co-Chief Executive Officer
Lewis Silberman	Kingswood Capital Partners LLC	FINRA registered broker dealer	Registered Representative
Oliver Wiener	Tower Street I LP	Investment Management	Principal General Partner

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Class B Shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our third amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 15, 2025 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed to waive their rights to liquidating distributions from the trust account with respect to their respective Class B Shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, Fulton AC, CBG, CB Co-Investment and our current and former directors and officers have agreed not to transfer, assign or sell any of their Class B Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a partner business as a condition to any agreement with respect to our initial business combination.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our third amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated memorandum and articles of association.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 16, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 3,014,736 Class A ordinary shares, including Class A ordinary shares that are included in 29,707 outstanding Units, and 3,191,000 Class B ordinary shares outstanding as of June 16, 2025. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Class B ordinary shares(1)(2)			Class A ordinary shares
	Number of Shares	Approximate	Number of Shares	Approximate	Approximate
Name of Beneficial Owners	Beneficially Owned	Percentage of Class	Beneficially Owned	Percentage of Class	Percentage of Outstanding Shares
Andrew Cohen(3)	3,035,000	95.11%	—	—	48.91%
Daniel Wainstein(3)	—	—	—	—	—
Andrew Kucharchuk	—	—	—	—	—
Lewis Silberman	—	—	—	—	—
Paul Baron	—	—	—	—	—
Oliver Wiener	—	—	—	—	—
All officers and directors as a group (6 individuals)(3)	3,035,000	95.11%	—	—	48.91%
Fulton AC I LLC(3)	3,035,000	95.11%	—	—	49.91%
Chain Bridge Group(4)(8)	—	*	1,983,335	65.79%	31.96%
CB Co-Investment LLC(5)(8)	—	—	575,665	19.10%	9.28%
TQ Master Fund LP(6)	—	—	249,072	8.26%	4.01%
Sandia Investment Management LP(7)	—	—	249,072	8.26%	4.01%

*	Less than one percent.

(1)	Unless otherwise specified, the business address of each of the entity and individual is 8 The Green # 17538 Dover, DE 19901.

(2)	Interests shown consist solely of founder shares, classified as Class B Shares. The Class B Shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination.

(3)	Fulton AC I LLC (“Fulton AC”) is the record holder of the shares reported herein. Fulton AC is managed by CREO I LLC (“CREO”). Fulton AC is owned 20% by CREO, 40% by Seven Knots, LLC (“Seven Knots”) and 40% by Keystone Capital Partners, LLC (“Keystone”). Daniel Wainstein indirectly, through his ownership interest in Seven Knots and Keystone, owns approximately 40% of the equity interests of Fulton AC. Mr. Wainstein has no control over the voting and dispositive decisions regarding the Issuer’s securities owned by Fulton AC, which are made solely by CREO or the voting or dispositive decisions regarding Fulton AC interests owned by Keystone and Seven Knots. Accordingly, Mr. Wainstein will not be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, he expressly disclaims any such beneficial interest to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	The managers of Chain Bridge Group are Michael Rolnick, Stephen Bowsher and Christopher Darby. Each manager of Chain Bridge Group has one vote, and the approval of a majority of the managers is required to approve an action of Chain Bridge Group. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, no individual manager of Chain Bridge Group exercises voting or dispositive control over any of the securities held by Chain Bridge Group, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares and, for the avoidance of doubt, each of them expressly disclaims any such beneficial interest to the extent of any pecuniary interest any of them may have therein, directly or indirectly. The business address of Chain Bridge Group is 330 Primrose Road, Suite 500, Burlingame, CA 94010.

(5)	CB Co-Investment LLC is the record holder of the securities reported herein. As the sole member of CB Co-Investment LLC, Cowen Investments II LLC may be deemed to beneficially own the securities owned directly by CB Co-Investment LLC. Cowen Investments II LLC is a wholly owned indirect subsidiary of The Toronto-Dominion Bank. The business address of each of CB Co Investment LLC and Cowen Investments II LLC is 599 Lexington Avenue, 20th Floor, New York, NY 10022.

(6)	The Quarry LP. (“Investment Manager”) is the investment advisor to TQ Master Fund LP (the “Quarry Fund”). The Investment Manager, as the investment advisor to the Quarry Fund, may be deemed to beneficially own the shares reported herein. Peter Bremberg, the managing member of The Quarry LLC, the general partner of the Investment Manager may be considered control persons of the Quarry Fund and may be deemed to beneficially own the securities owned directly by Quarry Fund. The business address of each such entity and person is 331 Park Avenue South, 3rd Floor, New York, NY 10010.

(7)	The securities are beneficially owned by Sandia Investment Management L.P. (“Sandia”) in its capacity as investment manager to a private investment vehicle and separately managed accounts. Timothy J. Sichler serves as Managing Member of the general partner of Sandia, and in such capacity may be deemed to indirectly beneficially own the securities. The business address of each such entity and person is 201 Washington Street, Boston, MA 02108.

(8)	The Class A Shares held by Chain Bridge Group and CB Co-Investment LLC were issued upon conversion of their respective Class B Shares on a one-for-one basis upon adoption of our second amended and restated memorandum and articles of association. Chain Bridge Group and CB Co-Investment LLC each waived their rights to participate in any liquidation of our trust account or other assets with respect such Class A Shares.

As of June 16, 2025, Fulton AC and our officers and directors beneficially owned 3,035,000 Class B Shares representing approximately 48.91% of the Company’s issued and outstanding ordinary shares and Fulton AC has the right to elect all of our directors prior to the completion of our initial business combination. Holders of our public shares will not have the right to elect any directors to our Board prior to the completion of our initial business combination. Because their ownership block, Fulton AC may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our third amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

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

Changes in Control

The Company is not aware of any arrangements, including by pledge by any person of securities of the Company, of any operation which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On October 29, 2024, the Company and Fulton AC entered into the Dissolution Expense Reimbursement Agreement, pursuant to which Fulton agreed to reimburse the Trust Account up to $100,000 to pay dissolution expenses if and when the Company is dissolved. The amount of such reimbursements will be included in the amount distributable holders of Class A ordinary shares of the Company entitled to participate the liquidation of the Trust Account.

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

Item 14. Principal Accountant Fees and Services

As previously disclosed, on April 5, 2025, our audit committee terminated the Company’s engagement of Frank, Rimerman & Co. LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 and engaged RBSM, LLP (“RBSM”) as the Company’s independent public accounting firm for the fiscal year ending December 31, 2024.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

Audit Fees. During 2024 and 2023, the audit services were provided by Frank Rimerman & Co LLP. The aggregate fees billed for audit fees by Frank Rimerman & Co LLP, inclusive of required filings with the SEC for the years ended December 31, 2024 and 2023, totaled $176,390 and $119,655, respectively. The Current auditor RBSM LLP is engaged and is providing the services in 2025, inclusive of $75,000 of audit fees billed for the audit of the Company’s financial statements for the years ended December 31, 2023 and 2024. We did not pay RBSM any audit fees in the years ended December 31, 2024 and 2023.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay RBSM any audit-related fees for the year ended December 31, 2024 and 2023.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay RBSM any tax fees for the year ended December 31, 2024 and 2023.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay RBSM any other fees for the year ended December 31, 2024 and 2023.

Pre-Approval Policy

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

1.2	Business Combination Marketing Agreement, dated November 9, 2021, by and among the Registrant, Cowen and Company, LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.2 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

2.1	Business Combination Agreement, dated as of July 22, 2024, by and among CBRG, HoldCo, CBRG Merger Sub, Company Merger Sub and the Company (incorporated by reference to Exhibit 2.1 to our Form 8-K filed on July 23, 2024 (File No. 001-41047)).

3.1	Third Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 19, 2024 (File No. 001-41047)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

4.4	Warrant Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

4.5	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.5 to our Form 10-K filed on March 29, 2024 (File No. 001-41047).

4.6	Form of Exchange Note (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047).

4.7	Form of Bridge Financing Note (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 1, 2024 (File No. 001-41047)).

10.1	Investment Management Trust Agreement, dated November 9, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

10.2	Registration and Shareholder Rights Agreement, dated November 9, 2021, among the Registrant, Chain Bridge Group, CB Co-Investment LLC and certain equity holders of the Registrant (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

10.3†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1/A filed on April 12, 2021 (File No. 333-254502)).

10.4	Administrative Services Agreement, dated November 9, 2021, between the Registrant and Chain Bridge Group (incorporated by reference to Exhibit 10.5 in our Form 8-K filed on November 16, 2021 (File No. 333-254502)).

10.5	Amended and Restated Administrative Services Agreement, dated July 14, 2022, between the Registrant and Chain Bridge Group (incorporated by reference to Exhibit 10.6 in our Form 10-K filed on March 17, 2023 (File No. 333-254502)).

10.6	Promissory Note, dated as of February 1, 2021, issued to Chain Bridge Group (incorporated by reference to Exhibit 10.6 in our Registration Statement on Form S-1/A filed on November 1, 2021 (File No. 333-254502)).

10.7	Letter Agreement between the Registrant, Chain Bridge Group, CB Co-Investment LLC and each director and officer of the Registrant (incorporated by reference to Exhibit 10.9 to our Form 8-K filed on November 16, 2021 (File No. 001-41047)).

10.8	Forward Purchase Agreement, dated November 1, 2021, between the Registrant and Franklin Strategic Series — Franklin Growth Opportunities Fund (incorporated by reference to Exhibit 10.15 in our Registration Statement on Form S-1/A filed on November 1, 2021 (File No. 333-254502)).

10.9	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 11, 2023 (File No. 001-41047)).

10.10	Letter Agreement, dated June 15, 2023, between the Company and Mr. Lazarus (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 22, 2023 (File No. 001-41047)).

10.11	Joinder Agreement, dated June 20, 2023, among the Company, the Sponsor and Mr. Lazarus (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on June 22, 2023 (File No. 001-41047)).

10.12	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 5, 2024 (File No. 0001-41047)).

10.13	Convertible Promissory Note, dated December 29, 2023, made by Fulton AC I, LLC (incorporated by reference to Exhibit 10.2 on our Form 8-K filed on January 5, 2024 (File No. 0001-41407)).

10.14	Letter Agreement Amendment, dated December 29, 2023, by and among Chain Bridge Group, CB Co-Investment LLC, Fulton AC I, LLC and certain Insiders party thereto (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

10.15	Services Agreement, dated December 29, 2023, by and between the Company and Fulton AC I, LLC (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

10.16	Form of RSU Agreement (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on January 5, 2024 (File No. 001-41047)).

10.17	Sponsor Letter Agreement, dated as of July 22, 2024, by and among CBRG, the CBRG Sponsor, HoldCo, the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 23, 2024 (File No. 001-41047)).

10.18	Form of Company Stockholder Transaction Support Agreement, dated as of July 22, 2024, by and among CBRG, CBRG Sponsor, Company and certain Company stockholders (incorporated by reference to Exhibi t 10.2 to our Form 8-K filed on July 23, 2024 (File No. 001-41047)).

10.19	Form of Investor Rights Agreement, dated as of July 22, 2024, by and among CBRG, HoldCo, the CBRG Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 23, 2024 (File No. 001-41047)).

10.20	Agreement, dated October 29, 2024, by and between Chain Bridge I and Fulton AC I LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 29, 2024 (File No. 001-41047)).

10.21.1	Form of Non-Redemption Agreement among Chain Bridge I and certain Backstop Investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 12, 2024 (File No. 001-41047)).

10.21.2	Form Amendment No. 1 to Non-Redemption Agreement among Chain Bridge I and certain Backstop Investors signatory thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 13, 2024 (File No. 001-41047)).

10.22	Termination Agreement, dated as of April 7, 2025, between Chain Bridge I and Phytanix Bio (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 10, 2025 (File No. 001-41047).

10.23	Exchange Agreement by and between Chain Bridge I and Fulton AC I LLC, dated May 9, 2024(incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 14, 2024 (File No. 001-41047).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to our Form 10-K filed on March 18, 2022 (File No. 001-41047)).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)*

†	Indicates a management contract or compensatory plan or arrangement.

*	Filed or furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2025

Chain Bridge I

/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Andrew Cohen and Andrew Kucharchuk, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wainstein	Chairman of the Board	June 20, 2025
Daniel Wainstein

/s/ Andrew Cohen	Chief Executive Officer, Director	June 20, 2025
Andrew Cohen	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Andrew Kucharchuk	Chief Financial Officer	June 20, 2025
Andrew Kucharchuk	(Principal Financial and Accounting Officer)

/s/ Paul Baron	Director	June 20, 2025
Paul Baron

/s/ Lewis Silberman	Director	June 20, 2025
Lewis Silberman

/s/ Oliver Weiner	Director	June 20, 2025
Oliver Wiener

CHAIN BRIDGE I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chain Bridge I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chain Bridge I. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, shareholders’ deficit, and cash flows for each of the year ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, had an accumulated deficit and has a deficit working capital. Additionally, The Company has determined that the insufficient funds to meet the operating needs of the Company through the liquidation date as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2025.

PCAOB ID 587

New York, NY

June 20, 2025

CHAIN BRIDGE I

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current assets:
Cash	$129,598	$3,898
Prepaid expenses	28,000	3,148
Total current assets	157,598	7,046
Investments held in Trust Account	5,285,060	45,356,234
Total Assets	$5,442,658	$45,363,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$341,262	$9,065
Accrued expenses	580,531	59,430
Accrued expenses – related party	120,000	—
Total current liabilities	1,041,793	68,495
Exchange Note – related party	296,942	—
Bridge Financing Note	1,063,235	—
Derivative liabilities	88,200	112,460
Contingently issuable private placement warrants	4,600	5,865
Total Liabilities	2,494,770	186,820

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 455,736 and 4,151,134 shares at redemption value of $11.377 and $10.902 per share at December 31, 2024 and 2023, respectively	5,185,060	45,256,234

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 and no non-redeemable shares issued or outstanding as of December 31, 2024 and 2023, respectively	256	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 and 5,750,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	319	575
Additional paid-in capital	129,497	863,326
Accumulated deficit	(2,367,244)	(943,675)
Total shareholders’ deficit	(2,237,172)	(79,774)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$5,442,658	$45,363,280

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2024	2023
General and administrative expenses	$2,062,923	$969,148
General and administrative expenses - related party	120,000	350,323
Loss from operations	(2,182,923)	(1,319,471)
Other income:
Change in fair value of derivative liabilities	24,260	2,103,247
Change in fair value of convertible note - related party	—	839
Change in fair value of contingently issuable private placement warrants	1,265	1,144,135
Loss on conversion of note to contingently issuable private placement warrants	—	(69,293)
Gain on forgiveness of legal fees	—	18,827
Gain on extinguishment of FPA	—	331,528
Income from investments held in Trust Account	733,829	5,414,145
Net (loss) income	$(1,423,569)	$7,623,957

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	1,269,492	11,225,914
Basic and diluted net income per share, Class A ordinary shares	$(0.20)	$0.45
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary shares	$(0.20)	$0.45

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 and 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Capital contribution from CBG	—	—	—	—	1,201,899	—	1,201,899
Net income	—	—	—	—	—	7,623,957	7,623,957
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	—	—	—	—	248,593	—	248,593
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(587,166)	(4,826,979)	(5,414,145)
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Net loss	—	—	—	—	—	(1,423,569)	(1,423,569)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(733,829)	—	(733,829)
Balance - December 31, 2024	2,559,000	$256	3,191,000	$319	$129,497	$(2,367,244)	$(2,237,172)

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,423,569)	$7,623,957
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(24,260)	(2,103,247)
Change in fair value of convertible note – related party	—	(839)
Change in fair value of contingently issuable private placement warrants	(1,265)	(1,144,135)
Gain on forgiveness of legal fees	—	(18,827)
Gain on extinguishment of FPA	—	(331,528)
Loss on conversion of note to contingently issuable private placement warrants	—	69,293
Income from investments held in Trust Account	(733,829)	(5,414,145)
Changes in operating assets and liabilities:
Prepaid expenses	(24,852)	319,144
Accounts payable	641,139	10,609
Accrued expenses	641,101	53,997
Net cash used in operating activities	(925,535)	(935,721)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(61,615)	—
Cash withdrawn from Trust Account in connection with redemption	40,866,618	197,854,025
Net cash provided by investing activities	40,805,003	197,854,025

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	—	823,299
Proceeds from Exchange Note - related party	188,000	—
Proceeds from bridge financing note	863,235	—
Sponsor contribution	61,615	—
Redemption of Class A ordinary shares	(40,866,618)	(197,854,025)
Net cash used in financing activities	(39,753,768)	(197,030,726)

Net change in cash	125,700	(112,422)

Cash — beginning of the year	3,898	116,320
Cash — end of the year	$129,598	$3,898

Supplemental disclosure of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$—	$4,802,931
Fair value of transferred Class B Shares (non-redemption agreements)	$—	$(4,802,931)
Capital contribution from CBG	$—	$1,201,899
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$733,829	$5,414,144
Forgiveness of deferred offering costs	$—	248,953
Vendor payment made by the convertible note – related party	$—	$28,600
Convertible note - related party re-classed as contingent issuable warrant	$—	$1,150,000
Conversion of Class B ordinary shares to Class A ordinary shares	$256	$—
Vendor payment made by exchange note holder	$108,942	$—
Vendor payment made by bridge financing note holder	$200,000	$—
Exchange the Fulton AC Note for the Exchange Note	$265,442	$—

The accompanying notes are an integral part of these financial statements.

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

All activity for the period from January 21, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Following the suspension of trading on Nasdaq, the Company’s Class A ordinary shares began trading on the OTCQB Market operated on The OTC Market systems (“OTC”) under the symbol “CBRRF.” The Company’s warrants and units began trading on the Expert Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively. There can be no assurance that a broker will continue to make a market in the Company’s securities or that trading of the common stock will continue on an over-the-counter market or elsewhere.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $129,598 in its operating bank account and a working capital deficit of $884,195.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of December 31, 2024, the Company has an outstanding balance of $296,942 under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes. As of December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,063,235 in the accompanying balance sheets.

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Investment Company Act

Under the current rules and regulations of the SEC we are not deemed an investment company for purposes of the Investment Company Act; however, on March 30, 2022, the SEC proposed new rules (the “Proposed Rules”) relating, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The Proposed Rules provide a safe harbor for companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the Proposed Rules would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the SPAC’s registration statement for its IPO. The Company would then be required to complete its initial Business Combination no later than 24 months after the effective date of such registration statement. There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including this Company. The Company has not yet entered into a definitive Business Combination agreement, however, there is a risk that the Company may not complete an initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that the Company has been operating as an unregistered investment company. If the Company were deemed to be an investment company for purposes of the Investment Company Act, the Company may be forced to abandon its efforts to complete an initial Business Combination and instead be required to liquidate. If the Company is required to liquidate, the investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction.

The Investment Company Act defines an investment company as any issuer which

(i)	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities;

(ii)	is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or

(iii)	is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

The Company has assessed its primary line of business, and the value of its investment securities as compared to the value of total assets to determine whether the Company may be deemed an investment company. The longer that the funds in the Trust Account are held in money market funds, there is a greater risk that the Company may be considered an unregistered investment company. As a result, the Company has switched all funds to cash, and will likely receive minimal interest, if any, in the funds held in the Trust Account after such time, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company. Currently, the funds in the Trust Account are held in mutual funds composed of U.S. treasury securities and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The Investment Company Act defines an investment company as any issuer which:

1.	Is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities;

2.	Is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type; or

3.	Owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

In January 2024, the SEC adopted rules providing guidance for SPACs analyzing their status under the Investment Company Act of 1940. This guidance emphasizes enhanced investor protections, transparency in business combination transactions, and the importance of ensuring compliance with the definition of a “business” under ASC 805-10-55. The safe harbor provision under the guidance requires SPACs to:

●	Identify and enter into a de-SPAC transaction agreement within 18 months of their IPO; and

●	Complete the de-SPAC transaction within 24 months of their IPO.

Failure to meet these criteria could result in the SPAC being deemed an unregistered investment company under the Act, requiring liquidation and potentially preventing completion of the proposed transaction. The Company completed its IPO within the SEC’s safe harbor timeline, and has not yet entered into a business combination, less than 48 months after its IPO. The transaction is expected to close within the SEC’s prescribed 48-month timeline. Currently, the Company does not hold itself out as being engaged in investing, reinvesting, or trading in securities. All funds in the Trust Account is held in mutual funds composed of U.S. treasury securities that comply with Rule 2a-7 under the Investment Company Act. The funds are not invested in marketable securities to avoid the risk of being deemed an unregistered investment company.

As of the date of this filing, the Company’s Trust Account remains compliant with the safe harbor criteria outlined in SEC Release No. 33-11265. If the Company were deemed to be an unregistered investment company under the Investment Company Act, it could be forced to abandon the Business Combination and liquidate. In such a scenario, public stockholders would lose the opportunity to benefit from potential appreciation in the value of the Company’s stock and warrants following the Business Combination. In conclusion, the Company is committed to ensuring compliance with the Investment Company Act and the updated SEC guidance. By adhering to the safe harbor provisions, the Company seeks to mitigate risks associated with the potential application of the Investment Company Act.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents.

Cash and Investments Held in Trust Account

At December 31, 2024 and 2023, the assets held in the Trust Account, amounting to $5,285,060 and $45,356,234, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

Assets held in the Trust Account will not be released from the Trust Account until the completion of its initial business combination or to the public shareholders until the earliest of the completion of an initial business combination and in connection with those Class A ordinary shares that such shareholders properly elect to redeem.

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements” (“ASC Topic 820”), equal or approximate the carrying amounts represented in the balance sheets primarily due to their short-term nature.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market at each reporting period (Note 5). As of December 31, 2024 and 2023, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, 455,736 and 4,151,134 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2024 and 2023, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2022	237,696,114
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	5,414,145
Less:
Redemptions of Class A ordinary shares	(197,854,025)
Class A ordinary shares subject to possible redemption, December 31, 2023	$45,256,234
Plus:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	733,829
Proceeds received from Sponsor for Trust Account contribution	61,615
Less:
Redemptions of Class A ordinary shares	(40,866,618)
Class A ordinary shares subject to possible redemption, December 31, 2024	$5,185,060

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (Loss) is shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted (loss) income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income) per share is the same as basic net (loss) income per share for the year ended December 31, 2024 and 2023. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

	For the Year Ended
	December 31,
	2024		2023
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A Redeemable	Class B Non- Redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(257,456)	$(1,166,113)	$5,041,607	$2,582,350

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,269,492	5,750,000	11,225,914	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.20)	$(0.20)	$0.45	$0.45

Income Taxes

ASC Topic 740 accounts for income taxes requiring an asset and liability approach to financial accounting and reporting for income taxes including the parameters for the recognition of deferred tax assets and liabilities. The Company is exempt from Cayman Islands as well as US taxation. Accordingly, there is no reported tax provision nor any net deferred tax asset or liability position in the accompanying financial statements.

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. Upon adoption, ASU 2024-03 is not expected to have an impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for accounting for induced conversions of convertible debt instruments, specifically addressing the recognition and measurement of inducement offers made to holders of convertible debt. The amendments provide guidance on determining whether an inducement offer should be accounted for as an extinguishment of debt or as a modification, and clarify the related disclosure requirements. ASU 2024-04 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of December 31, 2024 and 2023.

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

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. As of December 31, 2024 and 2023, there was $296,942 and $0, respectively, outstanding under the Exchange Note.

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

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2024 and 2023, the Company had $120,000 and $0, respectively, outstanding balance payable to a related party as it relates to this agreement.

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Note 6 — Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings that will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Contingently Issuable Private Placement Warrants

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

As of December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,063,235 in the accompanying balance sheets.

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement, except in the case of a willful and material breach or fraud and for customary obligations that survive the termination thereof (such as confidentiality obligations).

The Company and Phytanix have mutually agreed to terminate the Business Combinaiton Agreement and, on April 7, 2025, the Company and Phyantix entered into a Termination Agreement, which immediately terminated the Business Combination Agreement (the “Termination Agreement”).

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 and 2023, there were 455,736 and 4,151,134 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively. As of December 31, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying balance sheet.

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 3,191,000 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

Class A and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Prior to the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to svote on the appointment of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of the Class B ordinary shares may remove a member of the board of directors for any reason. The provisions of the Second Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the issued and outstanding Class B ordinary shares.

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

Waiver of offering costs allocated to Class A ordinary shares subject to redemption – In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, during the year ended December 31, 2023, the Company’s former legal counsel agreed to waive all outstanding legal fees. As a result, the Company recognized approximately $18,800 as a gain on forgiveness of legal fees, with the remaining balance of approximately $248,600 recorded as an increase to additional paid-in capital.

Note 8 —Warrants

As of December 31, 2024 and 2023, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

The carrying amounts of prepaid expenses, accounts payable, accrued expenses and accrued expense-related party approximate their fair values due to their short term maturities and the nature of these instruments.

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$5,285,060	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$4,600	$—
Derivative liabilities- Public Warrants	$46,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$42,200	$—

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the year ended December 31, 2024.

Level 1 assets consists of investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of December 31, 2023, the fair value of the Convertible Note was measured using a Black-Scholes model. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. As of December 31, 2024 and 2023, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2024 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$11.02
Term (years)	5.58
Volatility	6.0%
Risk-free rate	4.31%
Dividend yield	0.0%

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2023 measurement date (audited):

Exercise price	$11.50
Stock price	$10.85
Term (years)	5.67
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities – forward purchase agreement measured using Level 3 inputs for the year ended December 31, 2023, is summarized as follows:

Derivative liabilities – forward purchase agreement at December 31, 2022	$342,235
Change in fair value of derivative liabilities - forward purchase agreement	(10,707)
Gain on extinguishment of forward purchase agreement	(331,528)
Derivative liabilities – forward purchase agreement at December 31, 2023	$—

The change in the fair value of the derivative liabilities – public and private placement warrants measured using Level 3 inputs for the year ended December 31, 2023 and 2024, is summarized as follows:

Derivative liabilities – public and private placement warrants at December 31, 2022	$2,205,000
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(2,092,540)
Derivative liabilities – public and private placement warrants at December 31, 2023	112,460
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(24,260)
Derivative liabilities – public and private placement warrants at December 31, 2024	$88,200

The change in the fair value of the Convertible Note – related party measured using Level 3 inputs the year ended December 31, 2023, is summarized as follows:

Convertible note - related party at December 31, 2022	$1,431,546
Additional issuance of convertible note - related party	851,899
Capital contribution from CBG - forgiveness of additional convertible note	(1,201,899)
Conversion to contingently issuable derivative liabilities	(1,150,000)
Loss on conversion of note to contingently issuable private placement warrants	69,293
Change in fair value of convertible note - related party	(839)
Convertible note - related party at December 31, 2023	$—

The change in the fair value of the Contingently issuable private placement warrants measured using Level 3 inputs for the year ended December 31, 2023 and 2024, is summarized as follows:

Contingently issuable private placement warrants at December 31, 2022	$—
Conversion from Convertible Note – related party to Contingently issuable private placement warrants	1,150,000
Change in fair value of contingently issuable private placement warrants	(1,144,135)
Contingently issuable private placement warrants at December 31, 2023	5,865
Change in fair value of contingently issuable private placement warrants	(1,265)
Contingently issuable private placement warrants at December 31, 2024	$4,600

CHAIN BRIDGE I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$2,182,923	$1,319,471
Interest earned on the Trust Account	$733,829	$5,414,145

The key measures of segment profit or loss reviewed by our CODM are interest earned on the Trust Account and general and administrative expenses. The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 11 — Income Tax

ASC Topic 740 accounts for income taxes requiring an asset and liability approach to financial accounting and reporting for income taxes including the parameters for the recognition of deferred tax assets and liabilities. The Company is exempt from Cayman Islands as well as US taxation. Accordingly, there is no reported tax provision nor any net deferred tax asset or liability position in the accompanying financial statements.

Note 12 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Except for the identified below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.

As previously disclosed, on April 7, 2025, the Company and Phytanix mutually agreed to terminate the Business Combination Agreement and entered into a Termination Agreement, which immediately terminated the Business Combination Agreement (the “Termination Agreement”).

On January 16, 2025, February 14, 2025, March 17, 2025, May 15, 2025 and June 16, 2025, the Sponsor contributed approximately $4,557, $4,557, $4,557, $9,115 and $4,557, respectively, into the Company’s Trust Account to extend the life of the Company through July 15, 2025.