Form 10-Q
period 2025-06-30
Chain Bridge I
filed 2025-08-14
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, there were 29,707 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,014,736 Class A ordinary shares, including the Class A ordinary shares including in the Company’s outstanding units, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,035,138 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$2,856	$129,598
Prepaid expenses	5,200	28,000
Total current assets	8,056	157,598
Investments held in Trust Account	5,423,696	5,285,060
Total Assets	$5,431,752	$5,442,658

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$407,719	$341,262
Accrued expenses	677,359	580,531
Accrued expenses – related party	180,000	120,000
Total current liabilities	1,265,078	1,041,793
Exchange Note – related party	491,248	296,942
Bridge Financing Note	1,023,235	1,063,235
Derivative liabilities	33,080	88,200
Contingently issuable private placement warrants	1,725	4,600
Total Liabilities	2,814,366	2,494,770

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 455,736 shares at redemption value of approximately $11.90 and $11.377 per share at June 30, 2025 and December 31, 2024, respectively	5,423,696	5,185,060

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 non-redeemable shares issued or outstanding as of June 30, 2025 and December 31, 2024, respectively	256	256
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	319	319
Additional paid-in capital	—	129,497
Accumulated deficit	(2,806,885)	(2,367,244)
Total shareholders’ deficit	(2,806,310)	(2,237,172)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$5,431,752	$5,442,658

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
General and administrative expenses	$275,283	$563,365	$467,133	$1,073,421
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(305,283)	(593,365)	(527,133)	(1,133,421)
Other income (expense):
Change in fair value of derivative liabilities	242,550	—	55,120	(990,040)
Change in fair value of contingently issuable private placement warrants	12,650	—	2,875	(51,635)
Income from investments held in Trust Account	55,876	145,729	111,291	489,249
Total other income (expense), net	311,076	145,729	169,286	(552,426)
Net income (loss)	$5,793	$(447,636)	$(357,847)	$(1,685,847)

Weighted average shares outstanding of redeemable shares, basic and diluted	455,736	1,006,683	455,736	1,680,494
Basic and diluted net income (loss) per share, redeemable shares	$0.00	$(0.07)	$(0.06)	$(0.23)
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, nonredeemable shares	$0.00	$(0.07)	$(0.06)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	2,559,000	$256	3,191,000	$319	$129,497	$(2,367,244)	$(2,237,172)
Net loss	—	—	—	—	—	(363,640)	(363,640)
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	—	—	—	—	(100,000)	—	(100,000)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(29,497)	(25,918)	(55,415)
Balance - March 31, 2025 (unaudited)	2,559,000	256	3,191,000	319	—	(2,756,802)	(2,756,227)
Net income	—	—	—	—	—	5,793	5,793
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(55,876)	(55,876)
Balance – June 30, 2025 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(2,806,885)	$(2,806,310)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)
Net loss	—	—	—	—	—	(447,636)	(447,636)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(145,729)	—	(145,729)
Balance - June 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$374,077	$(2,629,522)	$(2,254,870)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(357,847)	$(1,685,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(55,120)	990,040
Change in fair value of contingently issuable private placement warrants	(2,875)	51,635
Income from investments held in Trust Account	(111,291)	(489,249)
Changes in operating assets and liabilities:
Prepaid expenses	22,800	(58,185)
Accounts payable	73,957	336,986
Accrued expenses	156,828	556,047
Net cash used in operating activities	(273,548)	(298,573)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	—	34,530,235
Cash deposited in Trust Account	(27,344)	(32,500)
Net cash (used in) provided by investing activities	(27,344)	34,497,735

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	27,344	32,500
Repayment of bridge financing note	(40,000)	—
Proceeds from convertible note – related party	186,806	—
Proceeds from Fulton AC Note	—	296,942
Redemption of Class A ordinary shares	—	(34,530,235)
Net cash provided by (used in) financing activities	174,150	(34,200,793)

Net change in cash	(126,742)	(1,631)
Cash — beginning of the period	129,598	3,898
Cash — end of the period	$2,856	$2,267

Supplemental schedule of noncash financing activities:
Vendor payment made by exchange note holder	$7,500	$—
Waiver of dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	$100,000	$—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$111,291	$489,249

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

All activity for the period from January 21, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

In connection with the Meeting, the holders of an aggregate of 3,144,451 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34,530,235 in cash held in the Trust Account.

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

On January 16, 2025, February 14, 2025, March 17, 2025, May 15, 2025, June 16, 2025 and August 11, 2025, the Sponsor contributed approximately $4,557, $4,557, $4,557, $9,115, $4,557 and $4,557, respectively, into the Company’s Trust Account to extend the life of the Company through August 15, 2025.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $2,856 in its operating bank account and a working capital deficit of $1,257,022.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of June 30, 2025 and December 31, 2024, the Company has an outstanding balance of $491,248 and $296,942, respectively, under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes. As of June 30, 2025 and December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,023,235 and $1,063,235, respectively, in the accompanying balance sheets.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had no cash equivalents.

Cash and Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $5,423,696 and $5,285,060, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market at each reporting period (Note 5). As of June 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A ordinary shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 455,736 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

On February 7, 2024, the Company held the Meeting, at which the shareholders voted on the Amendment Proposal. Shareholders voted to approve the Amendment Proposal. In connection with the Meeting, the holders of an aggregate of 3,144,451 Class A ordinary shares of the Company exercised their right to redeem their shares for an aggregate of approximately $34,530,235 in cash held in the Trust Account.

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

As of June 30, 2025 and December 31, 2024, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following:

Class A ordinary shares subject to possible redemption, December 31, 2024 (audited)	$5,185,060
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	100,000
Proceeds received from Sponsor for Trust Account contribution	13,672
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	55,415
Class A ordinary shares subject to possible redemption, March 31, 2025 (unaudited)	5,354,147
Proceeds received from Sponsor for Trust Account contribution	13,672
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	55,876
Class A ordinary shares subject to possible redemption, June 30, 2025 (unaudited)	$5,423,696

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

The calculation of diluted net income (loss) per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss)) per share is the same as basic net income (loss) per share for the three months ended June 30, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

	For the Three Months Ended June 30,
	2025 (unaudited)		2024 (unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$425	$5,368	$(66,694)	$(380,942)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	455,736	5,750,000	1,006,683	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.00	$0.00	$(0.07)	$(0.07)

	For the Six Months Ended June 30,
	2025 (unaudited)		2024 (unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(26,280)	$(331,567)	$(381,274)	$(1,304,573)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	455,736	5,750,000	1,680,494	5,750,000

Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.23)	$(0.23)

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of June 30, 2025 and December 31, 2024.

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

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. For the six months ended June 30, 2025, the Company drew an additional $194,307 under the Exchange Note. As of June 30, 2025 and December 31, 2024, there were $491,248 and $296,942, respectively, outstanding under the Exchange Note.

Administrative Services Agreement

On December 29, 2023, Fulton AC entered into a Services Agreement with the Company (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of June 30, 2025 and December 31, 2024, the Company had $180,000 and $120,000, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

Bridge Financing Note

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company approximately $1,590,995, pursuant to an unsecured non-interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes.

For the six months ended June 30, 2025, the Company made a principal repayment of $40,000 against the Bridge Financing Note. As of June 30, 2025 and December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,023,235 and $1,063,235, respectively, in the accompanying balance sheets.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 455,736 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively. As of June 30, 2025 and December 31, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 3,191,000 Class B ordinary shares issued and outstanding.

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

Note 8 —Warrants

As of June 30, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Note 9 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

The carrying amounts of prepaid expenses, accounts payable, accrued expenses and accrued expense-related party approximate their fair values due to their short term maturities and the nature of these instruments.

June 30, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$5,423,696	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$1,725	$—
Derivative liabilities- Public Warrants	$17,250	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$15,830	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$5,285,060	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$4,600	$—
Derivative liabilities- Public Warrants	$46,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$42,200	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2025.

Level 1 assets consists of investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of June 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at June 30, 2025 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

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

The change in the fair value of the derivative liabilities – public and private placement warrants measured using Level 3 inputs for the three and six months ended June 30, 2025 and 2024, is summarized as follows:

Derivative liabilities – public and private placement warrants at December 31, 2024	$88,200
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	187,430
Derivative liabilities – public and private placement warrants at March 31, 2025	275,630
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(242,550)
Derivative liabilities – public and private placement warrants at June 30, 2025	$33,080

Derivative liabilities – public and private placement warrants at December 31, 2023	$112,460
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	990,040
Derivative liabilities – public and private placement warrants at March 31, 2024	1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	—
Derivative liabilities – public and private placement warrants at June 30, 2024	$1,102,500

The change in the fair value of the Contingently issuable private placement warrants measured using Level 3 inputs for the three and six months ended June 30, 2025 and 2024, is summarized as follows:

Contingently issuable private placement warrants at December 31, 2024	$4,600
Change in fair value of contingently issuable private placement warrants	9,775
Contingently issuable private placement warrants at March 31, 2025	14,375
Change in fair value of contingently issuable private placement warrants	(12,650)
Contingently issuable private placement warrants at June 30, 2025	$1,725

Contingently issuable private placement warrants at December 31, 2023	$5,865
Change in fair value of contingently issuable private placement warrants	51,635
Contingently issuable private placement warrants at March 31, 2024	57,500
Change in fair value of contingently issuable private placement warrants	—
Contingently issuable private placement warrants at June 30, 2024	$57,500

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative expenses	$305,283	$593,365	$527,133	$1,133,421
Interest earned on the Trust Account	$55,876	$145,729	$111,291	$489,249

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

On August 11, 2025, the Sponsor contributed approximately $4,557 into the Company’s Trust Account to extend the life of the Company through August 15, 2025.

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

Liquidity and Going Concern

As of June 30, 2025, we had cash of $2,856 and a working capital deficit of $1,257,022.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of June 30, 2025, the fair value of converted loan was $1,725 which is included in contingently issuable private placement warrants on the accompanying balance sheet.

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

Results of Operations

Our entire activity since inception up to June 30, 2025 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2025, we had a net income of approximately $5,800, which consisted of investment income on the Trust Account of approximately $56,000, gain from the change in fair value of derivative liabilities of approximately $242,000 and gain from the change in fair value of contingently issuable private placement warrants of approximately $13,000, offset by general and administrative expenses of approximately $275,000 and general and administrative expenses to related party of $30,000.

For the three months ended June 30, 2024, we had a net loss of approximately $448,000, which consisted of general and administrative expenses of approximately $563,000 and general and administrative expenses to related party of $30,000, offset by investment income on the Trust Account of approximately $146,000.

For the six months ended June 30, 2025, we had a net loss of approximately $358,000, which consisted of general and administrative expenses of approximately $467,000 and general and administrative expenses to related party of $60,000, offset by investment income on the Trust Account of approximately $111,000, gain from the change in fair value of derivative liabilities of approximately $55,000 and gain from the change in fair value of contingently issuable private placement warrants of approximately $3,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of June 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025 and December 31, 2024, 455,736 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets, respectively.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2025 and June 30, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities and prepaid expenses.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2025.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer

