Form 10-Q/A
period 2024-09-30
Chain Bridge I
filed 2025-10-21
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CBRRF	OTCQB
Units, each consisting of one Class A ordinary share and one-half of one redeemable Warrant to acquire one Class A ordinary share	CBGGF	OTCID
Warrants to purchase Class A Ordinary Shares	CBRGF	OTCID

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

As of October 16, 2025, there were 29,707 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,014,736 Class A ordinary shares, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,035,138 warrants of the company issued and outstanding.

EXPLANATORY NOTE

Chain Bridge I (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A to amend and restate the Quarterly Report on Form 10-Q of the Company, for the three and nine months ended September 30, 2024, as filed with the Securities and Exchange Commission (“SEC”) on November 19, 2024 (the “Original Filing”).

On July 3, 2024, in accordance with the Bridge Financing Note (as defined in Note 1), third parties made a collective $200,000 payment (“Payment”) directly to the Company’s legal counsel on its behalf for services incurred and that were accrued for as of June 30, 2024.

In the preparation of the Annual Report for the period ended December 31, 2024, management identified that it had not accounted for the Payment, resulting in the Company understating its liabilities and expenses as of, and for, the three and nine months ended September 30, 2024. The Company should have instead recognized the Payment as an increase to the Bridge Financing Note, with a resulting increase in expense in its condensed statements of operations for the three and nine months ended September 30, 2024. The Company is filing this Amendment No. 1 to correct this error.

Additionally, management identified that it had not fully amortized a retainer of $97,500, resulting in the Company overstating its prepaid expenses and understating its expenses and for the three and nine months ended September 30, 2024.

The recognition of additional liability and amortization of prepaid expenses did not have any impact on the Company’s liquidity and net change in cash. This error did not impact the amounts previously reported for the Company’s cash or investments held in the trust account for the affected period.

As a result of these errors, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, and concluded that our disclosure controls and procedures are not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities and prepaid expenses. We performed additional analysis as deemed necessary to ensure that our condensed interim financial statements were prepared in accordance with GAAP (as defined in Note 3). To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal controls over financial reporting.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item I Condensed Interim Financial Statements, Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1A, Risk Factors and Part II, Item 4, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and does not reflect events occurring after the original report date of November 19, 2024 (the “Original Filing Date”) of the Original Filing other than as described herein and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing except as specifically referenced herein.

i

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2024

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
	(As Restated)
Assets
Current assets:
Cash	$428,625	$3,898
Prepaid expenses	56,746	3,148
Total current assets	485,371	7,046
Investments held in Trust Account	11,510,382	45,356,234
Total Assets	$11,995,753	$45,363,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$457,951	$9,065
Accrued expenses	521,271	59,430
Accrued expenses – related party	90,000	—
Total current liabilities	1,069,222	68,495
Exchange Note	296,942	—
Bridge Financing Note	1,063,235	—
Derivative liabilities	220,500	112,460
Contingently issuable private placement warrants	11,500	5,865
Total Liabilities	2,661,399	186,820

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 1,006,683 and 4,151,134 shares at redemption value of $11.335 and $10.902 per share at September 30, 2024 and December 31, 2023, respectively	11,410,382	45,256,234

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 and no non-redeemable shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	256	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 and 5,750,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	319	575
Additional paid-in capital	226,443	863,326
Accumulated deficit	(2,303,046)	(943,675)
Total shareholders’ deficit	(2,076,028)	(79,774)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$11,995,753	$45,363,280

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(As Restated)		(As Restated)
General and administrative expenses	$719,158	$170,242	$1,792,579	$933,668
General and administrative expenses - related party	30,000	90,000	90,000	270,000
Loss from operations	(749,158)	(260,242)	(1,882,579)	(1,203,668)
Other income (expense):
Change in fair value of derivative liabilities	882,000	(790,817)	(108,040)	451,707
Change in fair value of convertible note - related party	—	3,640	—	66,794
Change in fair value of contingently issuable private placement warrants	46,000	—	(5,635)	—
Income from investments held in Trust Account	147,634	575,592	636,883	4,826,979
Total other income (expense), net	1,075,634	(211,585)	523,208	5,345,480
Net income (loss)	$326,476	$(471,827)	$(1,359,371)	$4,141,812

Weighted average shares outstanding of redeemable shares, basic and diluted	1,006,683	4,151,134	1,454,251	13,610,089
Basic and diluted net income (loss) per share, redeemable shares	$0.05	$(0.05)	$(0.19)	$0.21
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per share, nonredeemable shares	$0.05	$(0.05)	$(0.19)	$0.21

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)
Net loss	—	—	—	—	—	(447,636)	(447,636)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(145,729)	—	(145,729)
Balance – June 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$374,077	$(2,629,522)	$(2,254,870)
Net income (As Restated)	—	—	—	—	—	326,476	326,476
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(147,634)	—	(147,634)
Balance - September 30, 2024 (Unaudited) (As Restated)	2,559,000	$256	3,191,000	$319	$226,443	$(2,303,046)	$(2,076,028)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	5,750,000	$575	$—	$(3,740,653)	$(3,740,078)
Net income	—	—	—	—	—	2,808,136	2,808,136
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,613,317)	(2,613,317)
Balance - March 31, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,545,834)	$(3,545,259)
Fair value of transferred Class B Shares (non-redemption agreements)	—	—	—	—	(4,802,931)	—	(4,802,931)
Deemed capital contribution from non-redemption agreements	—	—	—	—	4,802,931	—	4,802,931
Net income	—	—	—	—	—	1,805,503	1,805,503
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,638,070)	(1,638,070)
Balance - June 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(3,378,401)	$(3,377,826)
Net loss	—	—	—	—	—	(471,827)	(471,827)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(575,592)	(575,592)
Balance - September 30, 2023 (unaudited)	—	$—	5,750,000	$575	$—	$(4,425,820)	$(4,425,245)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2024	2023
	(As Restated)
Cash Flows from Operating Activities:
Net (loss) income	$(1,359,371)	$4,141,812
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative liabilities	108,040	(451,707)
Change in fair value of convertible note - related party	—	(66,794)
Change in fair value of contingently issuable private placement warrants	5,635	—
Income from investments held in Trust Account	(636,883)	(4,826,979)
Changes in operating assets and liabilities:
Prepaid expenses	(53,598)	245,825
Accounts payable	757,828	103,854
Accrued expenses	551,841	26,294
Net cash used in operating activities	(626,508)	(827,695)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	34,530,235	197,854,025
Cash deposited in Trust Account	(47,500)	—
Net cash provided by investing activities	34,482,735	197,854,025

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	47,500	—
Proceeds from convertible note – related party	—	744,600
Proceeds from Exchange Note	188,000	—
Proceeds from bridge financing note	863,235	—
Redemption of Class A ordinary shares	(34,530,235)	(197,854,025)
Net cash used in financing activities	(33,431,500)	(197,109,425)

Net change in cash	424,727	(83,095)

Cash — beginning of the period	3,898	116,320
Cash — end of the period	$428,625	$33,225

Supplemental schedule of noncash financing activities:
Deemed capital contribution from non-redemption agreements	$—	$4,802,931
Fair value of transferred Class B shares (non-redemption agreements)	$—	$(4,802,931)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$636,882	$4,826,979
Conversion of Class B ordinary shares to Class A ordinary shares	$256	$—
Vendor payment made by exchange note holder	$108,942	$—
Vendor payment made by bridge financing note holder	$200,000	$—
Exchange the Fulton AC Note for the Exchange Note	$265,442	$—

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

On June 15, 2023, the Board approved an agreement to grant of 30,000 RSUs to Roger Lazarus as compensation for services provided to the Company, upon satisfaction of certain circumstances. Such RSUs will be granted to Mr. Lazarus upon consummation of a Business Combination and shareholder approval of an incentive plan pursuant to which such RSUs will be issued, subject to the 2023 RSU Letter Agreement (as defined below). Such RSU grant agreement terminated effective April 1, 2024 upon Mr. Lazarus’ resignation as Chief Financial Officer of the Company. (see Note 6).

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $428,625 in its operating bank account and a working capital deficit of $583,851.

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

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995.12, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial business combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial business combination and (iii) for other general corporate purposes. As of September 30, 2024, the outstanding balance under the Bridge Financing Note was $1,063,235 in the accompanying condensed balance sheets.

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

Note 2 — Restatement of Previously Issued Financial Statements

Management determined it should restate its previously reported unaudited condensed interim financial statements for the as of and the three and nine months ended September 30, 2024. The Company identified that the liability for its Bridge Financing Note was understated by $200,000 as of September 30, 2024. The understatement resulted from the lender of the Bridge Financing Note making a direct payment of expenses on the Company’s behalf. Consequently, total general and administrative expenses were also understated, resulting in an overstatement of net income for the three and nine months ended September 30, 2024. As a result, the Company did not adhere to ASC 405-10 guidance.

Additionally, the Company identified that prepaid expenses was overstated by $97,500 as of September 30, 2024. Consequently, total general and administrative expenses were also understated, resulting in an overstatement of net income for the three and nine months ended September 30, 2024. As a result, the Company did not adhere to ASC 340-10 guidance.

The impact of the misstatements discussed above affects the unaudited condensed interim financial statements as of September 30, 2024 and for the three and nine month period then ended.

The restatement had no impact on the Company’s cash position or investments held in the Trust Account. The Company concluded that the impact of correcting for this misstatement, specifically the impact to total expenses, net income and earnings (loss) per share, on the aforementioned unaudited condensed interim financial statements is material.

The impact of the restatement on the Company’s unaudited condensed interim financial statements is reflected in the following tables:

Unaudited Condensed Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated
Prepaid expenses	154,246	(97,500)	56,746
Total current assets	582,871	(97,500)	485,371
Total Assets	12,093,253	(97,500)	11,995,753
Bridge Financing Note	863,235	200,000	1,063,235
Total liabilities	2,461,399	200,000	2,661,399
Accumulated deficit	(2,005,546)	(297,500)	(2,303,046)
Total shareholders’ deficit	(1,778,528)	(297,500)	(2,076,028)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	12,093,253	(97,500)	11,995,753

Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2024	As Reported	Adjustment	As Restated
General and administrative expenses	421,658	297,500	719,158
Loss from operations	(451,658)	(297,500)	(749,158)
Net income	623,976	(297,500)	326,476
Basic and diluted net income (loss) per share, redeemable shares	0.09	(0.04)	0.05
Basic and diluted net income (loss) per share, nonredeemable shares	0.09	(0.04)	0.05

Unaudited Condensed Statement of Operations for the Nine Months Ended September 30, 2024	As Reported	Adjustment	As Restated
General and administrative expenses	1,495,079	297,500	1,792,579
Loss from operations	(1,585,079)	(297,500)	(1,882,579)
Net loss	(1,061,871)	(297,500)	(1,359,371)
Basic and diluted net loss per share, redeemable shares	(0.15)	(0.04)	(0.19)
Basic and diluted net loss per share, nonredeemable shares	(0.15)	(0.04)	(0.19)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024	As Reported	Adjustment	As Restated
Accumulated Deficit	(2,005,546)	(297,500)	(2,303,046)
Net income	623,976	(297,500)	326,476
Total shareholders’ deficit	(1,778,528)	(297,500)	(2,076,028)

Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2024	As Reported	Adjustment	As Restated
Net loss	(1,061,871)	(297,500)	(1,359,371)
Prepaid expenses	(151,098)	97,500	(53,598)
Accounts payable	448,886	308,942	757,828
Net cash used in operating activities	(735,450)	108,942	(626,508)
Proceeds from Exchange Note	296,942	(108,942)	188,000
Net cash used in financing activities	(33,322,558)	(108,942)	(33,431,500)

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC “) coverage limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2024		2023		2024		2023
	(as restated)				(as restated)
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable	Redeemable	Nonredeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income(loss) per ordinary share
Numerator:
Allocation of net income (loss)	$48,642	$277,834	$(197,817)	$(274,010)	$(274,403)	$(1,084,968)	$2,911,682	$1,230,130

Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,006,683	5,750,000	4,151,134	5,750,000	1,454,251	5,750,000	13,610,089	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.05)	$(0.05)	$(0.19)	$(0.19)	$0.21	$0.21

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

Note 4 — Initial Public Offering

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

Note 5 — Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,550,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant to CBG and CB Co-Investment, generating proceeds of approximately $10.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination prior to November 15, 2025, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 9 and exercisable on a cashless basis.

Fulton AC, CBG, CB Co - Investment and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Note 6 — Related Party Transactions

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

Note 7 — Commitments and Contingencies

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

As of September 30, 2024, the outstanding balance under the Bridge Financing Note was $1,063,235 in the accompanying condensed balance sheets.

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

Note 8 — Shareholders’ Deficit

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

Note 9 —Warrants

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination prior to November 15, 2025 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 10 — Fair Value Measurements

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

The change in the fair value of the derivative liabilities – public and private placement warrants measured using Level 3 inputs for the three and nine months ended September 30, 2023, is summarized as follows:

Derivative liabilities – public and private placement warrants at December 31, 2022	$2,205,000
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(442,100)
Derivative liabilities – public and private placement warrants at March 31, 2023	1,762,900
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(660,400)
Derivative liabilities – public and private placement warrants at June 30, 2023	1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	661,500
Derivative liabilities – public and private placement warrants at September 30, 2023	$1,764,000

The change in the fair value of the derivative liabilities – public and private placement warrants measured using Level 3 inputs for the three and nine months ended September 30, 2024, is summarized as follows:

Derivative liabilities – public and private placement warrants at December 31, 2023	$112,460
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	990,040
Derivative liabilities – public and private placement warrants at March 31, 2024	1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	—
Derivative liabilities – public and private placement warrants at June 30, 2024	1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(882,000)
Derivative liabilities – public and private placement warrants at September 30, 2024	$220,500

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

The change in the fair value of the Contingently issuable private placement warrants measured using Level 3 inputs for the year ended December 31, 2023 and 2024, is summarized as follows:

Contingently issuable private placement warrants at December 31, 2023	$5,865
Change in fair value of contingently issuable private placement warrants	51,635
Contingently issuable private placement warrants at March 31, 2024	57,500
Change in fair value of contingently issuable private placement warrants	—
Contingently issuable private placement warrants at June 30, 2024	57,500
Change in fair value of contingently issuable private placement warrants	(46,000)
Contingently issuable private placement warrants at September 30, 2024	$11,500

Note 11 – Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$749,158	$260,242	$1,882,579	$1,203,668
Interest from investments held in Trust Account	$147,634	$575,592	$636,883	$4,826,979

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

Note 12 – Income Tax

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

Note 13 — Subsequent Events

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

Following the suspension of trading, the Company’s Class A ordinary shares became eligible to trade on the OTCQB Market operated on The OTC Market systems (“OTC”) under the symbol “CBRRF.” The Company’s warrants and units became eligible to trade on the Pink Open Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively. There is no assurance that a broker will continue to make a market in the Company’s securities or that trading of the common stock will continue on an over-the-counter market or elsewhere.

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

On September 29, 2025, the Company and Sponsor entered into an agreement (the “Contribution Agreement”) pursuant to which Sponsor agreed to make monthly capital contributions to the trust account in exchange for certain holders not redeeming their Public Shares in connection with an extraordinary general meeting of the Company’s shareholders to be held on October 29, 2025 (the “2025 Meeting”) to consider and vote on, among other proposals, a proposal to amend and restate, by way of a special resolution, the Company’s 3rd amended and restated memorandum and articles of association, to (i) extend from November 15, 2025 to November 15, 2026, the Termination Date by which, if the Company has not an Initial Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law and (ii) remove the limitations on redemptions and consummations of an Initial Business Combination resulting in or because of the Company having net tangible assets less than $5,000,001.

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to C/M Capital Master Fund LP (the “Lender”) in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000.

The Note is due and payable in full on the maturity date, June 30, 2026 (the “Maturity Date”); provided that, upon the occurrence of an Event of Default (as defined below), the outstanding principal and any other amounts outstanding under the Note will become due and payable without demand. The Note may be prepaid at any time without penalty. All payments due under the Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial business combination and for other general corporate purposes.

The Note includes customary representations, warranties, covenants and events of default (each, an “Event of Default”), including, among others, (i) certain events of bankruptcy, insolvency or reorganization; (ii) breach of certain representations, warranties, covenants or other terms of the Note that remains uncured for five (5) business days, and (iii) failure to establish and authorize a new series of preferred shares of the Company by November 15, 2025 (the “New Preferred Shares”). The Lender has the right to exchange all or any portion of the Note for New Preferred Shares, on terms to be mutually agreed upon by the Company and the Lender.

On January 16, 2025, February 14, 2025, March 17, 2025, May 15, 2025, June 16, 2025, August 11, 2025, August 15, 2025, September 15, 2025 and October 15, 2025, the Sponsor contributed approximately $4,557, $4,557, $4,557, $9,115, $4,557, $4,557, $4,557, $4,557 and $4,557, respectively, into the Company’s Trust Account to extend the life of the Company through November 15, 2025.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks uncertainties and assumptions about us that may cause our actual result levels of activity performance or achievements to be materially different from any future results, levels of activity performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC and Part II, Item 1A of this Amendment No. 1. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Liquidity and Going Concern

As of September 30, 2024, we had cash of $428,625 and a working capital deficit of $583,851.

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

For the three months ended September 30, 2024, we had a net income of approximately $326,000, which consisted of general and administrative expenses of approximately $719,000 and general and administrative expenses to related party of $30,000, offset by investment income on the Trust Account of approximately $148,000, gain from the change in fair value of derivative liabilities of approximately $882,000 and gain from the change in fair value of contingently issuable private placement warrants of approximately $46,000.

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

For the nine months ended September 30, 2024, we had a net loss of approximately $1.4 million, which consisted of loss from the change in fair value of derivative liabilities of approximately $108,000, loss from change in fair value of contingently issuable private placement warrants of approximately $5,600, and general and administrative expenses of approximately $1.8 million and general and administrative expenses to related party of $90,000, offset by investment income on the Trust Account of approximately $637,000.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Subsequent to our original evaluation, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal controls over financial reporting as of September 30, 2024 and have concluded they were not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 and the risk factor set forth below. You should review the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 in conjunction with the risk factor set forth below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024 or in this Amendment No. 1 actually occur, our business, financial condition and results of operations could be adversely affected.

Our management has identified material weaknesses in our internal controls over our financial reporting.

Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective because of a material weakness in our internal control over financial reporting resulting relating to the Company’s ability to report results of operations and financial condition accurately and in a timely manner. The material weakness resulted from the inadequate review and reconciliation of liabilities.

As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on this 21st day of October, 2025.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer