Form 10-Q
period 2025-09-30
Chain Bridge I
filed 2025-11-14
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 11, 2025, there were 2,855 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 3,011,881 Class A ordinary shares, including the Class A ordinary shares including in the Company’s outstanding units, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,048,562 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash	$1,001,325	$129,598
Prepaid expenses	40,566	28,000
Total current assets	1,041,891	157,598
Investments held in Trust Account	5,494,086	5,285,060
Total Assets	$6,535,977	$5,442,658

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$430,748	$341,262
Accrued expenses	758,271	580,531
Accrued expenses – related party	210,000	120,000
Total current liabilities	1,399,019	1,041,793
Exchange Note – related party	627,096	296,942
Bridge Financing Note	1,023,235	1,063,235
Senior Note, net	1,000,000	―
Derivative liabilities	1,102,500	88,200
Contingently issuable private placement warrants	57,500	4,600
Total Liabilities	5,209,350	2,494,770

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 455,736 shares at redemption value of approximately $12.06 and $11.377 per share at September 30, 2025 and December 31, 2024, respectively	5,494,086	5,185,060

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 non-redeemable shares issued or outstanding as of September 30, 2025 and December 31, 2024, respectively	256	256
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	319	319
Additional paid-in capital	—	129,497
Accumulated deficit	(4,168,034)	(2,367,244)
Total shareholders’ deficit	(4,167,459)	(2,237,172)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$6,535,977	$5,442,658

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024 (As Restated)	2025	2024 (As Restated)
General and administrative expenses	$205,955	$719,158	$673,088	$1,792,579
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Loss from operations	(235,955)	(749,158)	(763,088)	(1,882,579)
Other (expense) income:
Change in fair value of derivative liabilities	(1,069,420)	882,000	(1,014,300)	(108,040)
Change in fair value of contingently issuable private placement warrants	(55,775)	46,000	(52,900)	(5,635)
Income from investments held in Trust Account	56,719	147,634	168,010	636,883
Total other (expense) income, net	(1,068,476)	1,075,634	(899,190)	523,208
Net (loss) income	$(1,304,431)	$326,476	$(1,662,278)	$(1,359,371)

Weighted average shares outstanding of redeemable shares, basic and diluted	455,736	1,006,683	455,736	1,454,251
Basic and diluted net (loss) income per share, redeemable shares	$(0.21)	$0.05	$(0.27)	$(0.19)
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, nonredeemable shares	$(0.21)	$0.05	$(0.27)	$(0.19)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	2,559,000	$256	3,191,000	$319	$129,497	$(2,367,244)	$(2,237,172)
Net loss	—	—	—	—	—	(363,640)	(363,640)
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	—	—	—	—	(100,000)	—	(100,000)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(29,497)	(25,918)	(55,415)
Balance - March 31, 2025 (unaudited)	2,559,000	256	3,191,000	319	—	(2,756,802)	(2,756,227)
Net income	—	—	—	—	—	5,793	5,793
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(55,876)	(55,876)
Balance – June 30, 2025 (unaudited)	2,559,000	256	3,191,000	319	—	(2,806,885)	(2,806,310)
Net loss	—	—	—	—	—	(1,304,431)	(1,304,431)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(56,718)	(56,718)
Balance – September 30, 2025 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(4,168,034)	$(4,167,459)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	5,750,000	$575	$863,326	$(943,675)	$(79,774)
Net loss	—	—	—	—	—	(1,238,211)	(1,238,211)
Conversion of Class B ordinary shares to Class A ordinary shares	2,559,000	256	(2,559,000)	(256)	—	—	—
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(343,520)	—	(343,520)
Balance - March 31, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$519,806	$(2,181,886)	$(1,661,505)
Net loss	—	—	—	—	—	(447,636)	(447,636)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(145,729)	—	(145,729)
Balance - June 30, 2024 (unaudited)	2,559,000	$256	3,191,000	$319	$374,077	$(2,629,522)	$(2,254,870)
Net income	—	—	—	—	—	326,476	326,476
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(147,634)	—	(147,634)
Balance - September 30, 2024 (unaudited, as restated)	2,559,000	$256	3,191,000	$319	$226,443	$(2,303,046)	$(2,076,028)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(1,662,278)	$(1,359,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	1,014,300	108,040
Change in fair value of contingently issuable private placement warrants	52,900	5,635
Income from investments held in Trust Account	(168,010)	(636,883)
Changes in operating assets and liabilities:
Prepaid expenses	(12,566)	(53,598)
Accounts payable	96,987	757,828
Accrued expenses	267,740	551,841
Net cash used in operating activities	(410,927)	(626,508)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	—	34,530,235
Cash deposited in Trust Account	(41,016)	(47,500)
Net cash (used in) provided by investing activities	(41,016)	34,482,735

Cash Flows from Financing Activities:
Proceeds from Senior Note	1,000,000	—
Proceeds received from Sponsor for Trust Account contribution	41,016	47,500
Repayment of bridge financing note	(40,000)	—
Proceeds from convertible note – related party	322,654	—
Proceeds from Exchange Note	—	188,000
Proceeds from bridge financing note	—	863,235
Redemption of Class A ordinary shares	—	(34,530,235)
Net cash provided by (used in) financing activities	1,323,670	(33,431,500)

Net change in cash	871,727	424,727
Cash — beginning of the period	129,598	3,898
Cash — end of the period	$1,001,325	$428,625

Supplemental schedule of noncash financing activities:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$168,008	$636,882
Vendor payment made by exchange note holder	$7,500	$—
Waiver of dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	$100,000	$—
Conversion of Class B ordinary shares to Class A ordinary shares	$—	$256
Vendor payment made by exchange note holder	$—	$108,942
Vendor payment made by bridge financing note holder	$—	$200,000
Exchange the Fulton AC Note for the Exchange Note	$—	$265,442

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

All activity for the period from January 21, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

On December 29, 2023, Fulton AC agreed to loan the Company up to $1.5 million pursuant to an unsecured non-interest-bearing convertible promissory note (the “Fulton AC Note”) at no interest in the same form and on the same terms as the Additional Convertible Note. The Fulton AC Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. The Fulton AC Note will either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion Fulton AC, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. Fulton AC also entered into a Services Agreement with the Company on December 29, 2023 (the “Fulton Services Agreement”) pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

On February 7, 2024, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the shareholders approved a proposal (the “Amendment Proposal”) to amend and restate, by way of a special resolution, the Company’s Amended and Restated Memorandum and Articles of Association (as amended, the “Second Amended and Restated Memorandum and Articles of Association”), to

(1) extend from February 15, 2024 to November 15, 2024, the date (the “Termination Date”) by which, if the Company has not consummated a Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law;

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

Additionally, pursuant to Fulton AC’s agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust Account $22,500 on February 16, 2024 and will contribute $5,000 per month on the 16th of each calendar month, commencing on May 16, 2024, until the earliest to occur of the Termination Date, the consummation of the Business Combination or the winding up of the Company.

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

Additionally, pursuant to Fulton AC’s previously disclosed agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust $4,557 on November 16, 2024 and will contribute to the Trust $4,557 per month on the 16th of each calendar month, commencing on December 16, 2024, until the earliest to occur of the Termination Date, the consummation of the Business Combination or the winding up of the Company.

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

On October 10, 2024, the Company filed a Proxy Statement seeking to obtain shareholder approval, among other things, approval of the Amendment Proposal — to amend and restate, by way of a special resolution, the Company’s 2nd amended and restated memorandum and articles of association, to extend from November 15, 2024 to November 15, 2025, the Termination Date by which, if the Company has not consummated an initial Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The scheduled meeting of shareholders to vote on the proposals stated within the Proxy Statement will be held on November 8, 2024.

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

On November 7, 2024, the Company determined to postpone the General Meeting (the “Postponement”), originally scheduled to be held on November 8, 2024, to allow additional time for the Company to engage with its shareholders. The General Meeting was held on Thursday, November 14, 2024 at 11:00 a.m., Eastern Time. There was no change to the location or the record date of the General Meeting. In connection with the Postponement, the right of the public shareholders of the Company to redeem their Class A ordinary shares for their pro rata portion of the funds available in the Trust Account was extended to 5:30 p.m., Eastern Time, on November 12, 2024 (two business days before the postponed General Meeting) (the “Redemption Deadline Extension”).

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

Additionally, pursuant to Fulton AC’s previously disclosed agreement to contribute to the Trust Account an amount of funds determined by reference to the number of shares not redeemed in connection with the approval of the Amendment Proposal, Fulton AC contributed to the Trust Account $4,557 on November 16, 2024 and will contribute to the Trust Account $4,557 per month on the 16th of each calendar month, commencing on December 16, 2024, until the earliest to occur of the Termination Date, the consummation of the Business Combination or the winding up of the Company.

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

On January 16, 2025, February 14, 2025, March 17, 2025, May 15, 2025, June 16, 2025, August 11, 2025, August 15, 2025, September 15, 2025 and October 15, 2025, the Sponsor contributed approximately $4,557, $4,557, $4,557, $9,115, $4,557, $4,557, $4,557, $4,557 and $4,557 respectively, into the Company’s Trust Account to extend the life of the Company through November 15, 2025.

On September 29, 2025, the Company and Fulton AC entered into an agreement (the “Contribution Agreement”) pursuant to which Fulton AC agreed to make monthly capital contributions to the trust account in exchange for certain holders not redeeming their Public Shares in connection with an extraordinary general meeting of the Company’s shareholders to be held on October 29, 2025 (the “October 2025 Meeting”) to consider and vote on, among other proposals, a proposal to amend and restate, by way of a special resolution, the Company’s 3rd amended and restated memorandum and articles of association (the “Existing Charter”), to (i) extend from November 15, 2025 to November 15, 2026, the date by which, if the Company has not an initial Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law and (ii) remove the limitations on redemptions and consummations of an initial Business Combination resulting in or because of the Company having net tangible assets less than $5,000,001.

Pursuant to the Contribution Agreement, on November 7, 2025, the Sponsor contributed approximately $626 into the Company’s Trust Account to extend the life of the Company through December 15, 2025.

On October 29, 2025, the Company held the October 2025 Meeting. At the October 2025 Meeting, the shareholders voted to amend and restate, by way of a special resolution, the Existing Charter, to (i) extend from November 15, 2025 to November 15, 2026 (the “Extended Termination Date”), the date by which, if the Company has not consummated an initial Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law and (ii) remove the limitations on redemptions and consummations of an initial Business Combination resulting in or because of the Company having net tangible assets less than $5,000,001.

In connection with the October 2025 Meeting, the holders of an aggregate of 393,146 Public Shares exercised their right to redeem their shares for an aggregate of approximately $4,721,683 in cash held in the Trust Account.

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,001,325 in its operating bank account and a working capital deficit of $357,128.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of September 30, 2025 and December 31, 2024, the Company has an outstanding balance of $627,096 and $296,942, respectively, under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial Business Combination and (iii) for other general corporate purposes. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,023,235 and $1,063,235, respectively, in the accompanying balance sheets.

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to C/M Capital Master Fund LP (the “Lender”) in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000. The Note is due and payable in full on the maturity date, June 30, 2026; provided that, upon the occurrence of an event of default, the outstanding principal and any other amounts outstanding under the Note will become due and payable without demand. The Note may be prepaid at any time without penalty. All payments due under the Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial Business Combination and for other general corporate purposes. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Note was $1,000,000 and $0, respectively, in the accompanying balance sheets.

The Company has until November 15, 2026 to consummate an initial Business Combination. If the Company has not consummated a Business Combination by November 15, 2026, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2026. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

The impact of the restatement on the Company’s unaudited condensed interim financial statements is reflected in the following tables:

Unaudited Condensed Balance Sheet as of September 30, 2024	As Reported	Adjustment	As Restated
Prepaid expenses	$154,246	$(97,500)	$56,746
Total current assets	582,871	(97,500)	485,371
Total Assets	12,093,253	(97,500)	11,995,753
Bridge Financing Note	863,235	200,000	1,063,235
Total liabilities	2,461,399	200,000	2,661,399
Accumulated deficit	(2,005,546)	(297,500)	(2,303,046)
Total shareholders’ deficit	(1,778,528)	(297,500)	(2,076,028)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$12,093,253	$(97,500)	$11,995,753

Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2024	As Reported	Adjustment	As Restated
General and administrative expenses	$421,658	$297,500	$719,158
Loss from operations	(451,658)	(297,500)	(749,158)
Net income	623,976	(297,500)	326,476
Basic and diluted net income (loss) per share, redeemable shares	0.09	(0.04)	0.05
Basic and diluted net income (loss) per share, nonredeemable shares	$0.09	$(0.04)	$0.05

Unaudited Condensed Statement of Operations for the Nine Months Ended September 30, 2024	As Reported	Adjustment	As Restated
General and administrative expenses	$1,495,079	$297,500	$1,792,579
Loss from operations	(1,585,079)	(297,500)	(1,882,579)
Net loss	(1,061,871)	(297,500)	(1,359,371)
Basic and diluted net loss per share, redeemable shares	(0.15)	(0.04)	(0.19)
Basic and diluted net loss per share, nonredeemable shares	$(0.15)	$(0.04)	$(0.19)

Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024	As Reported	Adjustment	As Restated
Accumulated Deficit	$(2,005,546)	$(297,500)	$(2,303,046)
Net income	623,976	(297,500)	326,476
Total shareholders’ deficit	$(1,778,528)	$(297,500)	$(2,076,028)

Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2024	As Reported	Adjustment	As Restated
Net loss	$(1,061,871)	$(297,500)	$(1,359,371)
Prepaid expenses	(151,098)	97,500	(53,598)
Accounts payable	448,886	308,942	757,828
Net cash used in operating activities	(735,450)	108,942	(626,508)
Proceeds from Exchange Note	296,942	(108,942)	188,000
Net cash used in financing activities	$(33,322,558)	$(108,942)	$(33,431,500)

The comparative amounts presented in this Form 10-Q reflect the restated financial information for the affected periods. All previously issued financial statements have been revised accordingly to correct the errors identified and described above.

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

Cash and Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $5,494,086 and $5,285,060, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market at each reporting period (Note 5). As of September 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 455,736 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of September 30, 2025 and December 31, 2024, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following:

Class A ordinary shares subject to possible redemption, December 31, 2024 (audited)	$5,185,060
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	100,000
Proceeds received from Sponsor for Trust Account contribution	13,672
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	55,415
Class A ordinary shares subject to possible redemption, March 31, 2025 (unaudited)	5,354,147
Proceeds received from Sponsor for Trust Account contribution	13,672
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	55,876
Class A ordinary shares subject to possible redemption, June 30, 2025 (unaudited)	$5,423,696
Proceeds received from Sponsor for Trust Account contribution	13,672
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	56,718
Class A ordinary shares subject to possible redemption, September 30, 2025 (unaudited)	$5,494,086

Net (Loss) Income Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share” (“ASC Topic 260”). The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. (Loss) Income is shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted (loss) income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2025. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

	For the Three Months Ended September 30,
	2025 (unaudited)		2024 (unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(95,795)	$(1,208,636)	$48,642	$277,834

Denominator:
Basic and diluted weighted average ordinary shares outstanding	455,736	5,750,000	1,006,683	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.21)	$(0.21)	$0.05	$0.05

	For the Nine Months Ended September 30,
	2025 (unaudited)		2024 (unaudited)
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(122,074)	$(1,540,204)	$(274,403)	$(1,084,968)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	455,736	5,750,000	1,454,251	5,750,000

Basic and diluted net loss per ordinary share	$(0.27)	$(0.27)	$(0.19)	$(0.19)

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination prior to November 15, 2026, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis.

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of September 30, 2025 and December 31, 2024.

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

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. For the nine months ended September 30, 2025, the Company drew an additional $330,154 under the Exchange Note. As of September 30, 2025 and December 31, 2024, there were $627,096 and $296,942, respectively, outstanding under the Exchange Note.

Administrative Services Agreement

On December 29, 2023, Fulton AC entered into the Fulton Services Agreement with the Company, pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of September 30, 2025 and December 31, 2024, the Company had $210,000 and $120,000, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

Contingently Issuable Private Placement Warrants

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the Conversion Amount by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively.

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

For the nine months ended September 30, 2025, the Company made a principal repayment of $40,000 against the Bridge Financing Note. As of September 30, 2025 and December 31, 2024, the outstanding balance under the Bridge Financing Note was $1,023,235 and $1,063,235, respectively, in the accompanying balance sheets.

Senior Note

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to C/M Capital Master Fund LP (the “Lender”) in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000.

The Note is due and payable in full on the maturity date, June 30, 2026; provided that, upon the occurrence of an Event of Default (as defined below), the outstanding principal and any other amounts outstanding under the Note will become due and payable without demand. The Note may be prepaid at any time without penalty. All payments due under the Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial Business Combination and for other general corporate purposes.

The Note includes customary representations, warranties, covenants and events of default (each, an “Event of Default”), including, among others, (i) certain events of bankruptcy, insolvency or reorganization; (ii) breach of certain representations, warranties, covenants or other terms of the Note that remains uncured for five (5) business days, and (iii) failure to establish and authorize a new series of preferred shares of the Company by March 31, 2026 (the “New Preferred Shares”). The Lender has the right to exchange all or any portion of the Note for New Preferred Shares, on terms to be mutually agreed upon by the Company and the Lender.

The Company accounts for the Note in accordance with ASC Topic 470, Debt. The embedded conversion and prepayment features do not require bifurcation as derivative instruments under ASC 815-40, as they meet the criteria for the scope exception, including fixed-for-fixed settlement, equity classification upon conversion (under the control of the issuer), sufficient authorized and unissued shares to settle the conversion feature, no net-cash settlement provisions, and a call feature that is clearly and closely related to the debt host. The Note is recognized at amortized cost, with debt issuance costs of $250,000 accreted to the principal balance using the effective interest method over the term of the Note through June 30, 2026.

The holder has the right to exchange the instrument for new preferred stock, which has not yet been designated. Accordingly, the accounting treatment applied for the period ended September 30, 2025, is subject to change in the future upon designation of the new preferred stock, if applicable.

As of September 30, 2025 and December 31, 2024, the carrying amount of the Note was $1,000,000 and $0, respectively, in the accompanying balance sheets.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 455,736 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively. As of September 30, 2025 and December 31, 2024, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 3,191,000 Class B ordinary shares issued and outstanding.

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

Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement – In connection with the Dissolution Expense Reimbursement Agreement, Fulton agreed to reimburse the Trust Account up to $100,000 to pay dissolution expenses if and when the Company is dissolved. The amount of such reimbursements will be included in the amount distributable holders of Class A ordinary shares of the Company entitled to participate the liquidation of the Trust Account. As a result, the Company recognized $100,000 as a decrease to additional paid-in capital during the period ended September 30, 2025.

Note 9 —Warrants

As of September 30, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Note 10 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

The carrying amounts of prepaid expenses, accounts payable, accrued expenses and accrued expense-related party approximate their fair values due to their short term maturities and the nature of these instruments.

September 30, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$5,494,086	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$57,500	$—
Derivative liabilities- Public Warrants	$575,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$527,500	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$5,285,060	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$4,600	$—
Derivative liabilities- Public Warrants	$46,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$42,200	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2025.

Level 1 assets consists of investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of September 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at September 30, 2025 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$11.99
Term (years)	6.17
Volatility	6.0%
Risk-free rate	3.78%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2024 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$11.02
Term (years)	5.58
Volatility	6.0%
Risk-free rate	4.31%
Dividend yield	0.0%

The change in the fair value of the derivative liabilities – public and private placement warrants measured using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024, is summarized as follows:

Derivative liabilities – public and private placement warrants at December 31, 2024	$88,200
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	187,430
Derivative liabilities – public and private placement warrants at March 31, 2025	275,630
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(242,550)
Derivative liabilities – public and private placement warrants at June 30, 2025	$33,080
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	1,069,420
Derivative liabilities – public and private placement warrants at September 30, 2025	$1,102,500

Derivative liabilities – public and private placement warrants at December 31, 2023	$112,460
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	990,040
Derivative liabilities – public and private placement warrants at March 31, 2024	1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	—
Derivative liabilities – public and private placement warrants at June 30, 2024	$1,102,500
Change in fair value of derivative warrant liabilities - public and Private Placement Warrants	(882,000)
Derivative liabilities – public and private placement warrants at September 30, 2024 (as restated)	$220,500

The change in the fair value of the Contingently issuable private placement warrants measured using Level 3 inputs for the three and nine months ended September 30, 2025 and 2024, is summarized as follows:

Contingently issuable private placement warrants at December 31, 2024	$4,600
Change in fair value of contingently issuable private placement warrants	9,775
Contingently issuable private placement warrants at March 31, 2025	14,375
Change in fair value of contingently issuable private placement warrants	(12,650)
Contingently issuable private placement warrants at June 30, 2025	$1,725
Change in fair value of contingently issuable private placement warrants	55,775
Contingently issuable private placement warrants at September 30, 2025	$57,500

Contingently issuable private placement warrants at December 31, 2023	$5,865
Change in fair value of contingently issuable private placement warrants	51,635
Contingently issuable private placement warrants at March 31, 2024	57,500
Change in fair value of contingently issuable private placement warrants	—
Contingently issuable private placement warrants at June 30, 2024	$57,500
Change in fair value of contingently issuable private placement warrants	(46,000)
Contingently issuable private placement warrants at September 30, 2024 (as restated)	$11,500

Note 11 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$235,955	$749,158	$763,088	$1,882,579
Income from investments held in Trust Account	$56,719	$147,634	$168,010	$636,883

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

Note 12 — Income Tax

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

Note 13 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Except for as set forth below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the financial statements.

On October 29, 2025, the Company held the October 2025 Meeting. At the October 2025 Meeting, the shareholders voted to amend and restate, by way of a special resolution, the Existing Charter, to (i) extend from November 15, 2025 to November 15, 2026 (the “Extended Termination Date”), the date by which, if the Company has not consummated an initial Business Combination, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law and (ii) remove the limitations on redemptions and consummations of an initial Business Combination resulting in or because of the Company having net tangible assets less than $5,000,001.

In connection with the October 2025 Meeting, the holders of an aggregate of 393,146 Public Shares exercised their right to redeem their shares for an aggregate of approximately $4,721,683 in cash held in the Trust Account.

On November 12, 2025, the Company received a written notice (the “OTCQB Notice”) from the OTC Markets Group (“OTC”) notifying the Company that, because the Company’s public float as it is currently displayed on the Company profile is less than 10% of the total shares outstanding, the Company is not currently in compliance with the public float requirement for continued listing on OTCQB Venture Market (“OTCQB”), as set forth in Section 2 of the OTCQB listing standards (the “Minimum Public Float Requirement”).

The OTCQB Notice has no immediate effect on the listing of the Company’s securities on OTCQB, and, therefore, the Company’s listing remains fully effective.

The OTCQB Notice also indicates that the Company, pursuant to Section 4.1(D) of the OTCQB listing standards, has 90 days, or until February 10, 2026, to regain compliance with the Minimum Public Float Requirement or the Company may be removed from the OTCQB marketplace. The Company may apply in writing to OTC for an extension of the 90-day cure period by submitting a plan to cure the deficiency, which extension may be granted by OTC in its absolute discretion.

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

Liquidity and Going Concern

As of September 30, 2025, we had cash of $1,001,325 and a working capital deficit of $357,128.

Our liquidity needs up to December 29, 2023 had been satisfied through the cash receipt of $25,000 from CBG and CB Co-Investment to cover for certain expenses on behalf of the Company in exchange for issuance of founder shares, a loan from the related party of approximately $244,000 under the Note (as defined herein) which was repaid in full on November 17, 2021, the net proceeds from the consummation of the Initial Public Offering, over-allotment, the Private Placement held outside of the trust account and the issuance of the convertible notes. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the Conversion Amount by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants. As of September 30, 2025, the fair value of converted loan was $57,500 which is included in contingently issuable private placement warrants on the accompanying balance sheet.

The Company has until November 15, 2026 to consummate an initial Business Combination. If the Company has not consummated an initial Business Combination by November 15, 2026, the Company must (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem Public Shares; and (c) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 16, 2026. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2025 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2025, we had a net loss of approximately $1,300,000, which consisted of loss from the change in fair value of derivative liabilities of approximately $1.1 million, loss from the change in fair value of contingently issuable private placement warrants of approximately $56,000 and general and administrative expenses, including related party, of approximately $236,000, offset by investment income on the Trust Account of approximately $57,000.

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

For the nine months ended September 30, 2025, we had a net loss of approximately $1,700,000, which consisted of loss from the change in fair value of derivative liabilities of approximately $1.0 million, loss from the change in fair value of contingently issuable private placement warrants of approximately $53,000, and general and administrative expenses, including related party, of approximately $760,000, offset by investment income on the Trust Account of approximately $168,000

For the nine months ended September 30, 2024, we had a net loss of approximately $1.4 million, which consisted of loss from the change in fair value of derivative liabilities of approximately $108,000, loss from change in fair value of contingently issuable private placement warrants of approximately $5,600, and general and administrative expenses of approximately $1.8 million and general and administrative expenses to related party of $90,000, offset by investment income on the Trust Account of approximately $637,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of September 30, 2025 and December 31, 2024, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, 455,736 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets, respectively.

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

Net (Loss) Income Per Share

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 23,200,000 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2025 and September 30, 2024. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities and prepaid expenses.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 12, 2025, the Company received a written notice (the “OTCQB Notice”) from the OTC Markets Group (“OTC”) notifying the Company that, because the Company’s public float as it is currently displayed on the Company profile is less than 10% of the total shares outstanding, the Company is not currently in compliance with the public float requirement for continued listing on OTCQB Venture Market (“OTCQB”), as set forth in Section 2 of the OTCQB listing standards (the “Minimum Public Float Requirement”).

The OTCQB Notice has no immediate effect on the listing of the Company’s securities on OTCQB, and, therefore, the Company’s listing remains fully effective.

The OTCQB Notice also indicates that the Company, pursuant to Section 4.1(D) of the OTCQB listing standards, has 90 days, or until February 10, 2026, to regain compliance with the Minimum Public Float Requirement or the Company may be removed from the OTCQB marketplace. The Company may apply in writing to OTC for an extension of the 90-day cure period by submitting a plan to cure the deficiency, which extension may be granted by OTC in its absolute discretion.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Fourth Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on November 4, 2025).

4.1	Promissory Note, dated September 30, 2025 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on October 6, 2025).

10.1	Contribution Agreement by and between Chain Bridge I and Fulton AC I LLC, dated September 29, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 3, 2025).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.
+	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2025.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer