Form 10-Q
period 2026-03-31
Chain Bridge I
filed 2026-05-15
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares, par value $0.0001 per share	CBRRF	OTCID
Units, each consisting of one Class A ordinary share and one-half of one redeemable Warrant to acquire one Class A ordinary share	CBGGF	OTCID
Warrants to purchase Class A Ordinary Shares	CBRGF	OTCID

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

As of May 11, 2026, there were 2,855 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 2,618,735 Class A ordinary shares, including the Class A ordinary shares including in the Company’s outstanding units, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,048,562 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$136,637	$390,255
Prepaid expenses	29,845	26,850
Total current assets	166,482	417,105
Investments held in Trust Account	774,848	766,224
Total Assets	$941,330	$1,183,329

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$367,549	$429,655
Accrued expenses	839,509	795,987
Accrued expenses – related party	20,000	—
Total current liabilities	1,227,058	1,225,642
Exchange Note – related party	368,680	368,680
Bridge Financing Note	1,023,235	1,023,235
Senior Note, net	1,160,397	1,078,066
Derivative liabilities	661,500	557,870
Contingently issuable private placement warrants	34,500	29,095
Total Liabilities	4,475,370	4,282,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 62,590 shares at redemption value of approximately $12.380 and $12.242 per share at March 31, 2026 and December 31, 2025, respectively	774,848	766,224

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 non-redeemable shares issued or outstanding as of March 31, 2026 and December 31, 2025	256	256
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	319	319
Additional paid-in capital	—	—
Accumulated deficit	(4,309,463)	(3,866,058)
Total shareholders’ deficit	(4,308,888)	(3,865,483)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$941,330	$1,183,329

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2026	2025
General and administrative expenses	$222,039	$191,850
General and administrative expenses - related party	30,000	30,000
Loss from operations	(252,039)	(221,850)
Other expense:
Change in fair value of derivative liabilities	(103,630)	(187,430)
Change in fair value of contingently issuable private placement warrants	(5,405)	(9,775)
Interest expense - debt issuance cost	(82,331)	—
Income from investments held in Trust Account	6,746	55,415
Net loss	$(436,659)	$(363,640)

Weighted average shares outstanding of redeemable shares, basic and diluted	62,590	455,736
Basic and diluted net loss per share, redeemable shares	$(0.08)	$(0.06)
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000
Basic and diluted net loss per share, nonredeemable shares	$(0.08)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	2,559,000	$256	3,191,000	$319	$—	$(3,866,058)	$(3,865,483)
Net loss	—	—	—	—	—	(436,659)	(436,659)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,746)	(6,746)
Balance - March 31, 2026 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(4,309,463)	$(4,308,888)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	2,559,000	$256	3,191,000	$319	$129,497	$(2,367,244)	$(2,237,172)
Net loss	—	—	—	—	—	(363,640)	(363,640)
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	—	—	—	—	(100,000)	—	(100,000)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(29,497)	(25,918)	(55,415)
Balance - March 31, 2025 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(2,756,802)	$(2,756,227)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(436,659)	$(363,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	103,630	187,430
Change in fair value of contingently issuable private placement warrants	5,405	9,775
Interest expense - debt issuance cost	82,331	—
Income from investments held in Trust Account	(6,746)	(55,415)
Changes in operating assets and liabilities:
Prepaid expenses	(2,995)	8,270
Accounts payable	(62,106)	95,494
Accrued expenses	43,522	16,053
Accrued expenses – related party	20,000	30,000
Net cash used in operating activities	(253,618)	(72,033)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,878)	(13,672)
Net cash used in investing activities	(1,878)	(13,672)

Cash Flows from Financing Activities:
Proceeds received from Sponsor for Trust Account contribution	1,878	13,672
Repayment of bridge financing note	—	(40,000)
Net cash provided by (used in) financing activities	1,878	(26,328)

Net change in cash	(253,618)	(112,033)

Cash — beginning of the period	390,255	129,598
Cash — end of the period	$136,637	$17,565

Supplemental schedule of noncash financing activities:
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$6,746	$55,415
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	$—	$100,000

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

All activity for the period from January 21, 2021 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1,15 million at no interest (the “CB Co-Investment Loan”). On November 16, 2022, CBG agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account (as defined below) to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CBG, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. The Additional Convertible Note was terminated on December 29, 2023.

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

Following the suspension of trading on Nasdaq, the Company’s Class A ordinary shares began trading on the OTCQB Market operated on The OTC Market systems (“OTC”) under the symbol “CBRRF.” The Company’s warrants and units began trading on the Expert Market operated by OTC under the symbols “CBRGF” and “CBGGF,” respectively. There can be no assurance that a broker will continue to make a market in the Company’s securities or that trading of the Class A ordinary shares will continue on an over-the-counter market or elsewhere.

On April 11, 2025, Nasdaq completed the delisting by filing a Form 25-NSE with the U.S. Securities and Exchange Commission (the “SEC”), which removed the Company’s securities from listing and registration on Nasdaq.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the current or anticipated military conflicts, including between Russia and Ukraine, and Israel and Hamas, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $136,637 in its operating bank account and working capital deficit of $1,060,576.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of March 31, 2026 and December 31, 2025, the Company has an outstanding balance of $368,680, under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial Business Combination and (iii) for other general corporate purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “Note”) to C/M Capital Master Fund LP (the “Lender”) in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000. The Note is due and payable in full on the maturity date, June 30, 2026; provided that, upon the occurrence of an event of default, the outstanding principal and any other amounts outstanding under the Note will become due and payable without demand. The Note may be prepaid at any time without penalty. All payments due under the Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial Business Combination and for other general corporate purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Note was $1,160,397 and $1,078,066, respectively, in the accompanying balance sheets.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2026. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the annual audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 1, 2026.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates require management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

Cash and Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $774,848 and $766,224, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market at each reporting period (Note 5). As of March 31, 2026 and December 31, 2025, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 62,590 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of March 31, 2026 and December 31, 2025, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following:

Class A ordinary shares subject to possible redemption, December 31, 2024	$5,185,060
Plus:
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	100,000
Proceeds received from Sponsor for Trust Account contribution	46,826
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	195,590
Less:
Redemptions of Class A ordinary shares	(4,761,252)
Class A ordinary shares subject to possible redemption, December 31, 2025	$766,224
Less:
Redemptions of Class A ordinary shares	8,624
Class A ordinary shares subject to possible redemption, March 31, 2026	$774,848

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares.

	For the Three Months Ended
	March 31,
	2026		2025
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A Redeemable	Class B Non- Redeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(4,702)	$(431,957)	$(26,705)	$(336,935)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	62,590	5,750,000	455,736	5,750,000

Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.06)	$(0.06)

Income Taxes

ASC Topic 740 accounts for income taxes requiring an asset and liability approach to financial accounting and reporting for income taxes including the parameters for the recognition of deferred tax assets and liabilities. The Company is exempt from Cayman Islands as well as US taxation. Accordingly, there is no reported tax provision nor any net deferred tax asset or liability position in the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s unaudited condensed financial statements.

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s unaudited condensed financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40).” This standard requires disclosure of specific information about costs and expenses and becomes effective January 1, 2027. Upon adoption, ASU 2024-03 is not expected to have an impact on the Company’s unaudited condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of March 31, 2026 and December 31, 2025.

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

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. For the three months ended March 31, 2026, the Company drew an additional $0 under the Exchange Note. As of March 31, 2026 and December 31, 2025, there were $368,680, outstanding under the Exchange Note.

Administrative Services Agreement

On December 29, 2023, Fulton AC entered into the Fulton Services Agreement with the Company, pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of March 31, 2026 and 2025, the Company had $20,000 and $150,000, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

For the three months ended March 31, 2026 and 2025, the Company made a principal repayment of $0 and $40,000, respectively, against the Bridge Financing Note. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

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

The holder has the right to exchange the instrument for new preferred stock, which has not yet been designated. Accordingly, the accounting treatment applied for the period ended March 31, 2026, is subject to change in the future upon designation of the new preferred stock, if applicable.

As of March 31, 2026 and December 31, 2025, the carrying amount of the Note was $1,160,397 and $1,078,066, respectively, as reflected in the accompanying balance sheets.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 62,590 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively. As of March 31, 2026 and December 31, 2025, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 3,191,000 Class B ordinary shares issued and outstanding.

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

Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement – In connection with the Dissolution Expense Reimbursement Agreement, Fulton agreed to reimburse the Trust Account up to $100,000 to pay dissolution expenses if and when the Company is dissolved. The amount of such reimbursements will be included in the amount distributable holders of Class A ordinary shares of the Company entitled to participate the liquidation of the Trust Account. As a result, the Company recognized $100,000 as a decrease to additional paid-in capital during the three months ended March 31, 2025.

Note 8 — Warrants

As of March 31, 2026 and December 31, 2025, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

The carrying amounts of prepaid expenses, accounts payable, accrued expenses and accrued expense-related party approximate their fair values due to their short term maturities and the nature of these instruments.

March 31, 2026

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$774,848	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$34,500	$—
Derivative liabilities- Public Warrants	$345,000	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$316,500	$—

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$766,224	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$29,095	$—
Derivative liabilities- Public Warrants	$290,950	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$266,920	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in December 2021. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in January 2022, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2026.

Level 1 assets consists of investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants. As of March 31, 2026 and December 31, 2025, the fair value of Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted price of the Public Warrants.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at March 31, 2026 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$12.08
Term (years)	5.50
Volatility	12.8%
Risk-free rate	3.89%
Dividend yield	0.0%

The following table provides quantitative information regarding Level 2 fair value measurements inputs at December 31, 2025 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$12.08
Term (years)	5.33
Volatility	6.0%
Risk-free rate	3.70%
Dividend yield	0.0%

Note 10 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$252,039	$221,850
Income from investments held in Trust Account	$6,746	$55,415

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

Note 11 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Except for as set forth below, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the unaudited condensed financial statements.

Pursuant to the Contribution Agreement, the Sponsor contributed approximately $1,252 on May 12, 2026, into the Company’s Trust Account to extend the Company’s life through June 15, 2026.

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

Liquidity and Going Concern

As of March 31, 2026, we had cash of $136,637 and working capital deficit of $1,060,576.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of March 31, 2026 and December 31, 2025, the Company has an outstanding balance of $368,680 under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial Business Combination and (iii) for other general corporate purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “C/M Note”) to the C/M C/M Lender in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000. The C/M Note is due and payable in full on the maturity date, June 30, 2026; provided that, upon the occurrence of an event of default, the outstanding principal and any other amounts outstanding under the C/M Note will become due and payable without demand. The C/M Note may be prepaid at any time without penalty. All payments due under the C/M Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the C/M Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial Business Combination and for other general corporate purposes. As of March 31, 2026 and December 31, 2025, the outstanding balance under the C/M Note was $1,160,397 and $1,078,066, respectively, in the accompanying balance sheets.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2026. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Our entire activity since inception up to March 31, 2026 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2026, we had a net loss of approximately $437,000, which consisted of loss from the change in fair value of derivative liabilities of approximately $104,000, interest expense - debt issuance cost of approximately $82,000, loss from the change in fair value of contingently issuable private placement warrants of approximately $5,000, and general and administrative expenses of approximately $222,000 and general and administrative expenses to related party of $30,000, offset by income from investments held in Trust Account of approximately $7,000.

For the three months ended March 31, 2025, we had a net loss of approximately $364,000, which consisted of general and administrative expenses of approximately $192,000 and general and administrative expenses to related party of $30,000, offset by income from investment held in Trust Account of approximately $55,000, gain from the change in fair value of derivative liabilities of approximately $187,000 and gain from the change in fair value of contingently issuable private placement warrants of approximately $10,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of March 31, 2026 and December 31, 2025, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities and prepaid expenses.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 1, 2026. You should review the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 1, 2026 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2026 actually occur, our business, financial condition and results of operations could be adversely affected.

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

The OTCQB Notice also indicated that the Company, pursuant to Section 4.1(D) of the OTCQB listing standards, had 90 days, or until February 10, 2026, to regain compliance with the Minimum Public Float Requirement or the Company may be removed from the OTCQB marketplace.

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

The Company will continue to file its periodic reports and remain subject to the reporting obligations under the Securities Exchange Act of 1934. The Company is actively evaluating strategic options to regain compliance with relevant listing standards and remains committed to upholding transparency and stability for all stakeholders.

The transition of the Company’s Class A ordinary shares and warrants to the OTCID is not expected to affect the Company’s business operations or its reporting requirements under the rules of the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May 2026.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer