Form 10-Q
period 2026-06-30
Chain Bridge I
filed 2026-08-14
CIK 1845149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 2,855 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant, 2,621,590 Class A ordinary shares, including the Class A ordinary shares including in the Company’s outstanding units, 3,191,000 Class B ordinary shares, par value $0.0001 per share, and 22,048,562 warrants of the company issued and outstanding.

CHAIN BRIDGE I

Form 10-Q

For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

CHAIN BRIDGE I

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash	$147,356	$390,255
Prepaid expenses	6,215	26,850
Other receivable	150,000	—
Total current assets	303,571	417,105
Investments held in Trust Account	783,587	766,224
Total Assets	$1,087,158	$1,183,329

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$338,409	$429,655
Accrued expenses	867,730	795,987
Accrued expenses – related party	50,000	—
Total current liabilities	1,256,139	1,225,642
Exchange Note – related party	368,680	368,680
Bridge Financing Note	1,023,235	1,023,235
Senior Note, net	1,511,255	1,078,066
Derivative liabilities	595,350	557,870
Contingently issuable private placement warrants	31,050	29,095
Total Liabilities	4,785,709	4,282,588

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; $0.0001 par value; 62,590 shares at redemption value of approximately $12.519 and $12.242 per share at June 30, 2026 and December 31, 2025, respectively	783,587	766,224

Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 2,559,000 non-redeemable shares issued or outstanding as of June 30, 2026 and December 31, 2025	256	256
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 3,191,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	319	319
Additional paid-in capital	—	—
Accumulated deficit	(4,482,713)	(3,866,058)
Total shareholders’ deficit	(4,482,138)	(3,865,483)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,087,158	$1,183,329

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$111,992	$275,283	$334,031	$467,133
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(141,992)	(305,283)	(394,031)	(527,133)
Other (expense) income:
Change in fair value of derivative liabilities	66,150	242,550	(37,480)	55,120
Change in fair value of contingently issuable private placement warrants	3,450	12,650	(1,955)	2,875
Interest expense - debt issuance cost	(100,858)	—	(183,189)	—
Income from investments held in Trust Account	6,861	55,876	13,607	111,291
Total other (expense) income, net	(24,397)	311,076	(209,017)	169,286

Net (loss) income	$(166,389)	$5,793	$(603,048)	$(357,847)

Weighted average shares outstanding of redeemable shares, basic and diluted	62,590	455,736	62,590	455,736
Basic and diluted net (loss) income per share, redeemable shares	$(0.03)	$0.00	$(0.10)	$(0.06)
Weighted average shares outstanding of nonredeemable shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net (loss) income per share, nonredeemable shares	$(0.03)	$0.00	$(0.10)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	2,559,000	$256	3,191,000	$319	$—	$(3,866,058)	$(3,865,483)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,746)	(6,746)

Net loss	—	—	—	—	—	(436,659)	(436,659)
Balance - March 31, 2026 (unaudited)	2,559,000	256	3,191,000	319	—	(4,309,463)	(4,308,888)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(6,861)	(6,861)

Net loss	—	—	—	—	—	(166,389)	(166,389)
Balance – June 30, 2026 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(4,482,713)	$(4,482,138)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	2,559,000	$256	3,191,000	$319	$129,497	$(2,367,244)	$(2,237,172)
Net loss	—	—	—	—	—	(363,640)	(363,640)
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	—	—	—	—	(100,000)	—	(100,000)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(29,497)	(25,918)	(55,415)
Balance - March 31, 2025 (unaudited)	2,559,000	256	3,191,000	319	$—	(2,756,802)	(2,756,227)
Net income	—	—	—	—	—	5,793	5,793
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(55,876)	(55,876)
Balance - June 30, 2025 (unaudited)	2,559,000	$256	3,191,000	$319	$—	$(2,806,885)	$(2,806,310)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(603,048)	$(357,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	37,480	(55,120)
Change in fair value of contingently issuable private placement warrants	1,955	(2,875)
Interest expense - debt issuance cost	183,189	—
Income from investments held in Trust Account	(13,607)	(111,291)
Changes in operating assets and liabilities:
Prepaid expenses	20,635	22,800
Accounts payable	(91,245)	73,957
Accrued expenses	71,743	156,828
Accrued expenses – related party	50,000	—
Other receivable	(150,000)	—
Net cash used in operating activities	(492,898)	(273,548)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(3,756)	(27,344)
Net cash used in investing activities	(3,756)	(27,344)

Cash Flows from Financing Activities:
Proceeds from Senior Note	250,000	—
Proceeds received from Sponsor for Trust Account contribution	3,755	27,344
Repayment of bridge financing note	—	(40,000)
Proceeds from convertible note – related party	—	186,806
Net cash provided by financing activities	253,755	174,150

Net change in cash	(242,899)	(126,742)

Cash — beginning of the period	390,255	129,598
Cash — end of the period	$147,356	$2,856

Supplemental schedule of noncash financing activities:
Vendor payment made by exchange note holder	$—	$7,500
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	$13,607	$111,291
Waiver of $100,000 dissolution expense pursuant to Dissolution Expense Reimbursement Agreement	$—	$100,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

CHAIN BRIDGE I

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2026

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

All activity for the period from January 21, 2021 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the closing of the Initial Public Offering, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected a December 31st fiscal year end.

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

In addition, upon closing of the Initial Public Offering, CB Co-Investment loaned the Company $1.15 million at no interest (the “CB Co-Investment Loan”). On November 16, 2022, CBG agreed to loan the Company up to $1.2 million pursuant to an unsecured non-interest bearing convertible promissory note (“Additional Convertible Note”). Such Additional Convertible Note will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account (as defined below) to do so. Such Additional Convertible Note would either be paid upon consummation of the Company’s initial Business Combination, or, at the discretion of CBG, converted into additional warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. The Additional Convertible Note was terminated on December 29, 2023.

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

As of June 30, 2026, pursuant to the Contribution Agreement, the Sponsor had contributed an aggregate of approximately $5,007 to the Company’s Trust Account to extend the Company’s deadline to consummate an initial Business Combination through July 15, 2026. Following June 30, 2026, the Sponsor contributed an additional approximately $1,252 to further extend the deadline through September 15, 2026.

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

Risks and Uncertainties

Management continues to evaluate the current or anticipated military conflicts and geopolitical tensions, including the conflicts between Russia and Ukraine, Israel and Hamas, and Israel, United States and Iran, as well as terrorism, sanctions or other geopolitical events, together with adverse developments in the economy and capital markets, including rising energy costs, inflation, and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $147,356 in its operating bank account and working capital deficit of $952,568.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of June 30, 2026 and December 31, 2025, the Company has an outstanding balance of $368,680, under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial Business Combination and (iii) for other general corporate purposes. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

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

On May 28, 2026, the Company entered into Amendment No. 1 (the “Amendment No. 1”) to the Note. Pursuant to Amendment No. 1, among other things, (i) the maturity date of the Note was extended from June 30, 2026 to November 15, 2026 and (ii) the event of default for failure to establish and authorize a certificate of designation for a new series of preferred shares of the Company on or before November 15, 2025 was removed.

As of June 30, 2026 and December 31, 2025, the carrying amount of the Note was $1,250,000 and $1,078,066, respectively, in the accompanying balance sheets.

On May 28, 2026, the Company issued certain unsecured, non-interest bearing promissory notes (the “2026 Notes”) to certain investors (the “Lenders”) in the aggregate principal amount of $312,500, for an aggregate purchase price of $250,000.

The 2026 Notes are due and payable in full on November 15, 2026 (the “Maturity Date”). The 2026 Notes may be prepaid at any time without penalty. The proceeds from the 2026 Notes will be used to pay for certain fees and expenses incurred in connection with the Company’s initial business combination and for other general corporate purposes.

As of June 30, 2026 and December 31, 2025, the carrying amount of the 2026 Notes were $261,255 and $0, respectively.

The Note and the 2026 Notes are presented as senior notes, net on the accompanying balance sheets. The aggregate carrying amount of the senior notes, net was $1,511,255 and $1,078,066 as of June 30, 2026 and December 31, 2025, respectively.

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

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition and the date for mandatory liquidation and subsequent dissolution (as described above) raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 15, 2026. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Cash and Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $783,587 and $766,224, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 forward purchase securities (“Forward Purchase Securities”), were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants (as defined below) and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Agreement was terminated and the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market at each reporting period (Note 5). As of June 30, 2026 and December 31, 2025, the fair value of Private Placement Warrants and contingently issuable Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 62,590 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of June 30, 2026 and December 31, 2025, the amounts of Class A ordinary shares reflected on the balance sheets are reconciled in the following:

Class A ordinary shares subject to possible redemption, December 31, 2025	$766,224
Plus:
Proceeds received from Sponsor for Trust Account contribution	1,878
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	6,746
Class A ordinary shares subject to possible redemption, March 31, 2026	$774,848
Plus:
Proceeds received from Sponsor for Trust Account contribution	1,878
Deemed dividend – increase in redemption value of Class A ordinary shares subject to possible redemption	6,861
Class A ordinary shares subject to possible redemption, June 30, 2026	$783,587

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended June 30,
	2026		2025
	Class A Redeemable	Class A and Class B Non- Redeemable	Class A Redeemable	Class A and Class B Non- Redeemable
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,792)	$(164,597)	$425	$5,368

Denominator:
Basic and diluted weighted average ordinary shares outstanding	62,590	5,750,000	455,736	5,750,000

Basic and diluted net (loss) income per ordinary share	$(0.03)	$(0.03)	$0.00	$0.00

	For the Six Months Ended June 30,
	2026		2025
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(6,494)	$(596,554)	$(26,280)	$(331,567)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	62,590	5,750,000	455,736	5,750,000

Basic and diluted net loss per ordinary share	$(0.10)	$(0.10)	$(0.06)	$(0.06)

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

Other Receivable

As of June 30, 2026, other receivables included a $150,000 receivable from one of the Company’s service providers and not a related party. The receivable arose from a payment made to the service provider during the second quarter. In the ordinary course of business, management subsequently determined that the services were no longer required, and the service provider agreed to refund the payment. The full amount was collected on July 24, 2026.

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (“ASU 2024-01”). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2025, although early adoption is permitted. The Company adopted ASU 2024-01 effective January 1, 2026. The adoption of ASU 2024-01 did not have a material impact on the Company's unaudited condensed financial statements.

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

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for accounting for induced conversions of convertible debt instruments, specifically addressing the recognition and measurement of inducement offers made to holders of convertible debt. The amendments provide guidance on determining whether an inducement offer should be accounted for as an extinguishment of debt or as a modification, and clarify the related disclosure requirements. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company's unaudited condensed financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption of ASU 2023-07 did not have a material impact on the Company's unaudited condensed financial statements, as the Company operates as a single reportable segment.

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

On November 9, 2021, CBG transferred an aggregate of 156,000 Class B ordinary shares to three of the Company’s directors, the chief financial officer and two of the Company’s advisors. As a result, CBG had 4,660,190 Class B ordinary shares and CB Co-Investment had 933,810 Class B ordinary shares outstanding. The transfer of the Class B ordinary shares is in the scope of ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”). Under ASC Topic 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Class B ordinary shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Class B ordinary shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Class B ordinary shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Class B ordinary shares.

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

In connection with the consummation of the transactions contemplated by the Securities Purchase Agreement, CB Co-Investment irrevocably agreed to convert the $1.15 million loan (the “Conversion Amount”) by CB Co-Investment to the Company at a conversion price of $1.00 per warrant, or 1,150,000 warrants upon consummation of a Business Combination. Upon consummation of a Business Combination, 805,000, 273,431 and 71,569 of the contingently issuable Private Placement Warrants will be issued to Fulton AC, CBG and CB Co-Investment, respectively. All other existing indebtedness was terminated as of the Closing Date. As a result, the Convertible Note was converted into contingently issuable private placement warrants on the balance sheet and marked to market as of June 30, 2026 and December 31, 2025.

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

The Company accounts for its Exchange Note within the scope of ASC Topic 470. Pursuant to ASC Topic 470, the new or modified terms of the Exchange Note when compared with the original terms of the Fulton AC Note are not substantially different; therefore, the Company will account for the Exchange Agreement as a debt modification. As a result, the Exchange Note is measured at the amount of cash proceeds received from the holder. For the six months ended June 30, 2026, the Company drew an additional $0 under the Exchange Note. As of June 30, 2026 and December 31, 2025, there were $368,680, outstanding under the Exchange Note.

Administrative Services Agreement

On December 29, 2023, Fulton AC entered into the Fulton Services Agreement with the Company, pursuant to which the Company will pay Fulton AC up to $30,000 per month for the cost of the use of the Company’s office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. As of June 30, 2026 and December 31, 2025, the Company had $50,000 and $0, respectively, outstanding balance payable to a related party as it relates to this agreement.

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

Forward Purchase Agreement

The Forward Purchase Agreement provided for the purchase by Franklin, in the aggregate, of 4,000,000 Forward Purchase Securities, for an aggregate purchase price of $40.0 million, with each Forward Purchase Security consisting of one Class A ordinary share and one-half of one redeemable warrant in each case, for an aggregate of 4,000,000 Class A ordinary shares and 2,000,000 redeemable warrants, for $10.00 per Forward Purchase Security, in a private placement to close substantially concurrently with the closing of the initial Business Combination. Effective as of the Closing Date, in connection with the Securities Purchase Agreement, the Company and Franklin entered into a Letter Agreement terminating the Forward Purchase Agreement.

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

For the six months ended June 30, 2026 and 2025, the Company made a principal repayment of $0 and $40,000, respectively, against the Bridge Financing Note. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

Senior Notes

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

The Note includes customary representations, warranties, covenants and events of default (each, an “Event of Default”), including, among others, (i) certain events of bankruptcy, insolvency or reorganization; (ii) breach of certain representations, warranties, covenants or other terms of the Note that remains uncured for five (5) business days, and (iii) failure to establish and authorize a new series of preferred shares of the Company by June 30, 2026 (the “New Preferred Shares”). The Lender has the right to exchange all or any portion of the Note for New Preferred Shares, on terms to be mutually agreed upon by the Company and the Lender.

On May 28, 2026, the Company entered into Amendment No. 1 (the “Amendment No. 1”) to the Note. Pursuant to Amendment No. 1, among other things, (i) the maturity date of the Note was extended from June 30, 2026 to November 15, 2026 and (ii) the event of default for failure to establish and authorize a certificate of designation for a new series of preferred shares of the Company on or before November 15, 2025 was removed.

The Company accounts for the Note in accordance with ASC Topic 470, Debt. The embedded conversion and prepayment features do not require bifurcation as derivative instruments under ASC 815-40, as they meet the criteria for the scope exception, equity classification upon conversion (under the control of the issuer), sufficient authorized and unissued shares to settle the conversion feature, no net-cash settlement provisions, and a call feature that is clearly and closely related to the debt host. The Note is recognized at amortized cost, with debt issuance costs of $250,000 accreted to the principal balance using the effective interest method over the term of the Note through June 30, 2026.

As of June 30, 2026 and December 31, 2025, the carrying amount of the Note was $1,250,000 and $1,078,066, respectively.

On May 28, 2026, the Company issued certain unsecured, non-interest bearing promissory notes (the “2026 Notes”) to certain investors (the “Lenders”) in the aggregate principal amount of $312,500, for an aggregate purchase price of $250,000.

The 2026 Notes are due and payable in full on November 15, 2026 (the “Maturity Date”). The 2026 Notes may be prepaid at any time without penalty. The proceeds from the 2026 Notes will be used to pay for certain fees and expenses incurred in connection with the Company’s initial business combination and for other general corporate purposes.

The Company accounts for the 2026 Notes in accordance with ASC Topic 470, Debt. The 2026 Notes are recognized at amortized cost, with debt issuance costs of $62,500 accreted to the principal balance using the effective interest method over the term of the 2026 Notes through November 15, 2026.

As of June 30, 2026 and December 31, 2025, the carrying amount of the 2026 Notes were $261,255 and $0, respectively.

The Note and the 2026 Notes are presented as senior notes, net on the accompanying balance sheets. The aggregate carrying amount of the senior notes, net was $1,511,255 and $1,078,066 as of June 30, 2026 and December 31, 2025, respectively.

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

Terminated Business Combination Agreement

On February 20, 2025, the Company entered into a Business Combination Agreement with Phytanix Bio Inc. ("Phytanix") and certain affiliated entities, pursuant to which the parties agreed to consummate a business combination in which a newly formed holding company would acquire both the Company and Phytanix. Upon closing, the Company's ordinary shares and warrants would have been exchanged for securities of the holding company, which was expected to be renamed Phytanix, Inc. and listed on the Nasdaq Capital Market under the ticker symbol "PHYX." The aggregate transaction consideration was based on an equity value of approximately $58.0 million for Phytanix.

On April 7, 2025, the Company and Phytanix mutually agreed to terminate the Business Combination Agreement by entering into a Termination Agreement, which became effective immediately.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 62,590 redeemable Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying balance sheets, respectively. As of June 30, 2026 and December 31, 2025, there were 2,559,000 nonredeemable Class A ordinary shares outstanding which were classified as permanent equity in the accompanying balance sheet.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 3,191,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Warrants

As of June 30, 2026 and December 31, 2025, the Company had 11,500,000 Public Warrants and 10,550,000 Private Placement Warrants outstanding.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

The carrying amounts of prepaid expenses, accounts payable, notes payable, accrued expenses and accrued expense-related party approximate their fair values due to their short term maturities and the nature of these instruments.

June 30, 2026

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$783,587	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$—	$31,050
Derivative liabilities- Public Warrants	$—	$310,500	$—
Derivative liabilities- Private Placement Warrants	$—	$—	$284,850

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$766,224	$—	$—
Liabilities:
Contingently issuable private placement warrants	$—	$29,095	$—
Derivative liabilities- Public Warrants	$290,950	$—	$—
Derivative liabilities- Private Placement Warrants	$—	$266,920	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the three and six months ended June 30, 2026, the Company transferred the Public Warrants from Level 1 to Level 2 due to the warrants being quoted on the OTC market rather than an active exchange. During the same period, the Private Placement Warrants were transferred from Level 2 to Level 3 because the Company concluded that the valuation should be based on a model using significant unobservable inputs, rather than the market price of the Public Warrants.

Level 1 assets consists of investments in U.S. treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial estimated fair value as of November 15, 2021, of the Public Warrants, the Private Placement Warrants, and the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation, determined using Level 3 inputs. Subsequently, the fair value of the Public Warrants has been determined based on quoted market prices in the OTC market and classified as a Level 2 fair value measurement. As of June 30, 2026, the fair value of the Private Placement Warrants and the contingently issuable Private Placement Warrants were determined using a valuation model incorporating significant unobservable inputs and classified as a Level 3 fair value measurement. As of December 31, 2025, the fair value of the Private Placement Warrants and the contingently issuable Private Placement Warrants were determined based on the quoted market price of the Public Warrants and classified as a Level 2 fair value measurement.

The following table presents a rollforward of the Company’s Private Placement Warrants and the contingently issuable Private Placement Warrants measured at fair value using Level 3 inputs:

	Private	Contingently issuable Private	Total
	Placement	Placement	Warrant
	Warrants	Warrants	Liabilities
Fair value as of December 31, 2025	$—	$—	$—
Transfer from Level 2 to Level 3	316,500	34,500	351,000
Change in fair value	(6,000)	(3,450)	(9,450)
Fair value as of June 30, 2026	$310,500	$31,050	$341,550

The following table provides quantitative information regarding Level 3 fair value measurements inputs at June 30, 2026 measurement date for contingently issuable Private Placement Warrants and Private Placement Warrants:

Exercise price	$11.50
Stock price	$12.08
Term (years)	5.34
Volatility	12.8%
Risk-free rate	4.12%
Dividend yield	0.0%

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Investments held in Trust Account	$783,587	$766,224
Cash	$147,356	$390,255

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$111,992	$275,283	$334,031	$467,133
General and administrative expenses – related party	30,000	30,000	60,000	60,000
Income from investments held in the Trust Account	$6,861	$55,876	$13,607	$111,291

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

Pursuant to the Contribution Agreement, following June 30, 2026, the Sponsor contributed an additional approximately $1,252 to further extend the deadline through September 15, 2026.

On July 24, 2026, the Company collected the $150,000 receivable outstanding as of June 30, 2026 from a third-party service provider. The receivable related to the refund of a payment made during the second quarter of 2026 (see Note 2).

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

Liquidity and Going Concern

As of June 30, 2026, we had cash of $147,356 and working capital deficit of $952,568.

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

On May 9, 2024, the Company entered into the Exchange Agreement with Fulton, pursuant to which Fulton and the Company agreed to Exchange the Fulton AC Note for the Exchange Note. The Exchange Note is substantially similar to the Fulton AC Note, except that (i) the governing law and jurisdiction was changed from New York to Delaware; (ii) the maturity date was extended to the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination; and (iii) the holder may exchange the Exchange Note, in whole or in part, to satisfy the purchase price of securities sold by the Company in a subsequent offering, if any, in whole or in part, at a premium of 35%. At this time the Company does not have any agreements, written or oral, for any subsequent offering of Company securities. No new consideration was paid in conjunction with the Exchange. As of June 30, 2026 and December 31, 2025, the Company has an outstanding balance of $368,680 under the Exchange Note.

On June 26, 2024, Phytanix Bio (“Phytanix”) agreed to loan the Company $1,590,995, pursuant to an unsecured non - interest bearing promissory note (the “Bridge Financing Note”). The maturity date of the Bridge Financing Note is the later of (x) June 29, 2025 and (y) the consummation of the Company’s initial Business Combination. The Bridge Financing Note may not be repaid with funds from the trust account that the Company established for the benefit of its public holders. The proceeds from the Bridge Financing Note will be used (i) to pay off certain working capital loans issued by the Company to Fulton AC, (ii) to pay for certain fees and expenses incurred in connection with the transactions contemplated in the Bridge Financing Note and the Company’s initial Business Combination and (iii) for other general corporate purposes. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Bridge Financing Note was $1,023,235 in the accompanying balance sheets.

On September 30, 2025, the Company issued an unsecured, non-interest bearing promissory note (the “C/M Note”) to the C/M C/M Lender in the aggregate principal amount of $1,250,000, for an aggregate purchase price of $1,000,000. The C/M Note is due and payable in full on the maturity date, June 30, 2026; provided that, upon the occurrence of an event of default, the outstanding principal and any other amounts outstanding under the C/M Note will become due and payable without demand. The C/M Note may be prepaid at any time without penalty. All payments due under the C/M Note rank junior to certain existing indebtedness of the Company and senior to all other indebtedness of the Company and its subsidiaries. The proceeds of the C/M Note will be used to pay for certain fees and expenses incurred in connection with the Company’s initial Business Combination and for other general corporate purposes. On May 28, 2026, the Company entered into Amendment No. 1 to the Note. Pursuant to Amendment No. 1, among other things, (i) the maturity date of the Note was extended from June 30, 2026 to November 15, 2026 and (ii) the event of default for failure to establish and authorize a certificate of designation for a new series of preferred shares of the Company on or before November 15, 2025 was removed.

As of June 30, 2026 and December 31, 2025, the outstanding balance under the C/M Note was $1,511,255 and $1,078,066, respectively, in the accompanying balance sheets.

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

Results of Operations

Our entire activity since inception up to June 30, 2026 was in preparation for our Initial Public Offering and since the closing of the Initial Public Offering, the search for a prospective Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2026, we had a net loss of approximately $166,000, which consisted of interest expense - debt issuance cost of $101,000, general and administrative expenses of $112,000 and general and administrative expenses to related party of $30,000, offset by income from investments held in Trust Account of approximately $7,000, gain from the change in fair value of derivative liabilities of approximately $66,000, and gain from the change in fair value of contingently issuable private placement warrants of approximately $3,000.

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

For the six months ended June 30, 2026, we had a net loss of approximately $603,000, which consisted of loss from the change in fair value of derivative liabilities of approximately $37,000, interest expense - debt issuance cost of approximately $183,000, loss from the change in fair value of contingently issuable private placement warrants of approximately $2,000, and general and administrative expenses of approximately $334,000 and general and administrative expenses to related party of $60,000, offset by income from investments held in Trust Account of approximately $14,000.

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

The 22,050,000 warrants that were issued in connection with the Initial Public Offering (including the 11,500,000 warrants included in the Units and the 10,550,000 Private Placement Warrants) and the 4,000,000 Forward Purchase Securities, were recognized as derivative liabilities in accordance with ASC Topic 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised. The fair value of the Forward Purchase Securities, Public Warrants and the Private Placement Warrants were initially measured using a Monte Carlo simulation. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such Public Warrants. On December 26, 2023, in connection with the Securities Purchase Agreement, the Forward Purchase Securities were terminated and the Convertible Note was converted into contingently issuable private placement warrants. As of June 30, 2026 and December 31, 2025, the fair value of Private Placement Warrants was determined based on the quoted price of the Public Warrants.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting related to the adequate review and reconciliation of its liabilities and prepaid expenses.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2026.

Chain Bridge I

By:	/s/ Andrew Cohen
Name:	Andrew Cohen
Title:	Chief Executive Officer

By:	/s/ Andrew Kucharchuk
Name:	Andrew Kucharchuk
Title:	Chief Financial Officer